Form 10-Q
period 2011-06-30
POST DATA, INC.
filed 2011-08-22
CIK 1520320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 33-174433

Post Data, Inc.
(Exact name of registrant as specified in its charter)

Nevada	36-4697119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10160 – 114 St Suite 403 Edmonton, AB, Canada T5K 2l2
(Address of principal executive offices)

(780) 655-1433
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of August 1, 2011, there were 2,000,000 shares of the issuer’s common stock, par value $0.001, outstanding.

POST DATA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form S-1/A filed with the SEC on July 27, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

POST DATA, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2011

POST DATA, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

          Page(s)

     Condensed Balance Sheets

6

    Condensed Statements of Operations and Comprehensive Loss (Unaudited)

       7

    Condensed Statements of Cash Flows (Unaudited)

      8

    Notes to Condensed Financial Statements (Unaudited)

     9-14

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	JUNE 30,	MARCH 31,
	2011	2011
	(Unaudited)
Current Assets
Cash	$ 3,948	$ 19,000
Total Current Assets	3,948	19,000

TOTAL ASSETS	$ 3,948	$ 19,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 468	$ -

Total Current Liabilities	468	-

Total Liabilities	468	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, par value $.001, 100,000,000 shares authorized and
2,000,000 shares outstanding	2,000	2,000
Additional paid-in capital	18,000	18,000
Deficit accumulated during the development stage	(16,520)	(1,000)

Total Stockholders' Equity	3,480	19,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,948	$ 19,000

The accompanying notes are an integral part of the condensed financial statements.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	THREE MONTHS	FROM INCEPTION,	Cumulative Totals
	ENDED JUNE 30,	MARCH 22, 2011	March 22, 2011
		TO MARCH 31,	(Inception)
	2011	2011	to June 30, 2011

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	300	1,000	1,300
Taxes and licenses	500	-	500
Accounting	7,468	-	7,468
Legal expenses	7,252	-	7,252
Total Operating Expenses	15,520	1,000	16,520

NET LOSS APPLICABLE TO COMMON SHARES	$ (15,520)	$ (1,000)	$ (16,520)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	2,000,000	2,000,000

The accompanying notes are an integral part of the condensed financial statements.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	THREE MONTHS	MARCH 22, 2011	Cumulative Totals
	ENDED JUNE 30,	(INCEPTION)	March 22, 2011
		TO MARCH 31,	(Inception)
	2011	2011	to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (15,520)	$ (1,000)	$ (16,520)

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	468	-	468
Total adjustments	468	-	468

Net cash used in operating activities	(15,052)	(1,000)	(16,052)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	20,000	20,000

Net cash provided by financing activities	-	20,000	20,000

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	19,000	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 3,948	$ 19,000	$ 3,948

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the condensed financial statements.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2011

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the March 31, 2011 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Post Data, Inc. (the Company) was incorporated on March 22, 2011 under the laws of the State of Nevada.  The business purpose of the Company is to destroy and recycle electronic devices in Edmonton, Alberta, Canada, in a manner which ensures the confidential destruction of all previous user data  The Company has selected March 31 as it fiscal year end.

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in FASC 915-10-05, “Development Stage Entity.”   The Company is devoting substantially all of its efforts to the execution of its business plan.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2011

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had cash and cash equivalents of $3,948 and $19,000, respectively, as of June 30, 2011 and March 31, 2011.

Start-up Costs

In accordance with FASC 720-15-20, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

		THREE MONTHS	MARCH 22, 2011
		ENDED JUNE 30, 2011	(INCEPTION)
TO JUNE 30, 2011
Net income (loss)		$ (15,520)	$ (16,520)
Weighted average
common shares
outstanding (Basic)		2,000,000	2,000,000
	Options	-	-
	Warrants	-	-
Weighted average
common shares
outstanding (Diluted)		2,000,000	2,000,000
Net loss per share
(Basic and diluted)		$ (0.01)	$ (0.01)

As of June 30, 2011 Company had 2,000,000 shares outstanding.  The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2011

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification and, accordingly, the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall,” ASU No. 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements,” ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements,” and various other ASU’s, No. 2009-2 through ASU No. 2011-05, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Fair Value Measures

Accounting principles require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1:  applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2:  applies to assets or liabilities for which there are other than quoted prices that are observable such as quoted prices for similar assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

POST DATA, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2011

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measures (Continued)

Level 3:  applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash.  The table below sets forth our assets and liabilities measured at fair value, on a recurring basis, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Balance June 30, 2011   Input Hierarchy Level

   Cash and cash equivalents

  $   3,948

     Level 1

   Accounts payable and

      accrued expenses

$     468

     Level 1

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under FASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from March 22, 2011 (date of inception) through June 30, 2011 of approximately $16,520 will begin to expire in 2031.  Accordingly, deferred tax assets of approximately $5,782 were offset by the valuation allowance.

The Company has no tax positions at June 30, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2011

NOTE 3-

PROVISION FOR INCOME TAXES (CONTINUED)

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from March 22, 2011 (inception) to June 30, 2011 the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at June 30, 2011

NOTE 4 -

STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2011 the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

Common Stock

As of June 30, 2011 the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. 2,000,000 shares have been sold  as of June 30, 2011.

The following details the stock transactions for the Company:

On March 25, 2011 the Company authorized the sale of 2,000,000 shares of its common stock to its founding President for $.01 per share for a total of $20,000 cash to provide initial working capital.

The $20,000 sale of stock, less $16,520 comprehensive loss, equals a stockholders’ equity of $3,480 as of June 30, 2011.

NOTE 5 -

COMMON STOCK OFFERING

The Company has authorized a common stock offering of a maximum of 10,000,000 shares at a price of $0.01 per share for gross proceeds of $100,000.  Proceeds of the offering will be used for administrative expenses and execution of the Company’s business plan.  No shares were subscribed as of June 30, 2011.

NOTE 6 -

FOREIGN CURRENCY TRANSLATION

Since the Company may operate in Canada there is potential for transactions denominated in Canadian dollars, although no material transactions occurred as of June 30, 2011.  Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of the reporting date.  Since the

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2011

NOTE 6 -

FOREIGN CURRENCY TRANSLATION (CONTINUED)

Company has identified US Dollars as the functional currency, the effect of change in exchange rates from the transaction dates to the reporting date, for assets and liabilities, is reported as a non-operating Foreign Currency Gain or Loss.

NOTE 7 -

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred an operating deficit since its inception, is in the development stage and has generated no operating revenue. These items raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 8 -

SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2011 through the date the financial statements were issued.  There are no subsequent events required to be disclosed.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Form S-1/A, as filed on July 27, 2011.  You should carefully review the risks described in our S-1/A and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Post Data,” “we,” “us,” or “our” are to Post Data, Inc.

Results of Operations

We have not commenced operations and have generated no revenues to date.

We incurred operating expenses of $16,520 for the period from inception (March 22, 2011) to June 30, 2011. These expenses consisted of general operating and selling expenses in connection with the day to day operation of our business and professional fees for preparation and filing of our S-1 Registration Statement.

Our net loss from inception (March 22, 2011) through June 30, 2011 was $16,520.

Cash provided by financing activities for the period from inception (March 22, 2011) through March 31, 2011, was $20,000.  We received our initial funding of $20,000 through the sale of common stock to our sole officer and director, Gerald O’Reilly.  Mr. O’Reilly purchased 2,000,000 shares of our common stock at $0.01 per share on March 25, 2011, for $20,000.

Capital and Liquidity

We have cash assets at June 30, 2011, of $3,948.  We have only common stock as our capital resource.  We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations.  We have secured no sources of loans.

We are subject to the reporting requirements of the Securities Exchange Act of 1934 and we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these accounting, legal and other professional costs could range $15,000 or more per year, and will be higher if our business volume and activity increases, but lower during the first years of being public because our overall business volume will be lower.

Long-Term Debt

At June 30, 2011, the Company had no long-term debt.  We may borrow money in the future to finance our future operations.  Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

We may issue additional shares to finance our future operations, although the Company does not currently contemplate doing so.  Any such issuance will reduce the control of previous investors and may result in substantial additional dilution to investors..

Plan of Operation

During the first stages of our growth, our sole officer and director will provide all the labor required to execute our business plan.  We intend to continue to operate in this very limited fashion for the first year of operations, or at least until business has grown to the point he cannot manage alone.  Our President has access to a number of individuals he intends to call upon with short notice on an as-needed basis in the event that the work load increases.

We are a development stage enterprise with limited operations.  We have had no revenues since inception, and have limited financial backing and assets.

Our plan of operation is to build a business of decommissioning electronic data storage devices, making them inoperable, and thereby making the electronic data contained therein, or on, permanently un-recoverable.

In the first quarter of operations we intend to develop a website to market our business and provide potential customers with a portal to contact our Company.  Subject to raising the necessary funds, we also intend to purchase the equipment necessary for our business processes during the first quarter of operations.  We intend on having our business fully functional and providing services by the end of the second quarter of operations.

Post Data will earn all revenues through the sale of its one service; de-commissioning and disposing of electronic data storage devices.  We do not anticipate earning significant revenues during the first year of operations.  There is no guarantee or assurance that Post Data will earn revenues at any time after the date of the current financial statements.  Without sales and revenues, Post Data will not produce sufficient cash to support its plan of during the 12 month period after the date of the financial statements.  In the event that sales do not provide the required cash, the Company will turn to seek equity and/or debt financing.

Throughout the remaining nine months of the first year of operation, we will continue to work at promoting and building our business.  We project to have gained a modest presence in the marketplace by the end of the first year of operations.

Throughout the next twelve (12) months, , the Company’s President has verbally agreed to loan the Company up to $10,000 per month during the first year of operations to assist in start-up operations, in the event that the amount raised through our Offering is insufficient to meet the Company’s goals.  Funds advanced by the President will be treated as a shareholder loan and will be considered payable on demand.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Gerald O’Reilly, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue unregistered equity securities during the quarter ended June 30, 2011.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.

Description

31.1 / 31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2

Rule 1350 Certification of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST DATA, INC.

Dated:  August 15, 2011

By:/s/ Gerald O’Reilly

Gerald O’Reilly, President, Secretary, Principal Executive and Financial Officer