Form 10-Q/A
period 2011-06-30
POST DATA, INC.
filed 2011-08-30
CIK 1520320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”) is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original 10Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.

Description

31.1 / 31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2

Rule 1350 Certification of Principal Executive and Financial Officer

101

Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST DATA, INC.

Dated:  August 30, 2011

By:/s/ Gerald O’Reilly

Gerald O’Reilly, President, Secretary, Principal Executive and Financial Officer

3