Form 10-Q
period 2011-09-30
POST DATA, INC.
filed 2011-11-16
CIK 1520320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-174433

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

As of November 1, 2011, there were 4,845,000 shares of the issuer’s common stock, par value $0.001, outstanding.

POST DATA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

POST DATA, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2011

POST DATA, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

          Page(s)

     Condensed Balance Sheets

1

    Condensed Statements of Operations and Comprehensive Loss (Unaudited)

2

    Condensed Statements of Cash Flows (Unaudited)

3

    Notes to Condensed Financial Statements (Unaudited)

4-8

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	SEPTEMBER 30,	MARCH 31,
	2011	2011
	(Unaudited)
Current Assets
Cash	$ 22,756	$ 19,000
Total Current Assets	22,756	19,000

TOTAL ASSETS	$ 22,756	$ 19,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 3,055	$ -

Total Current Liabilities	3,055	-

Total Liabilities	3,055	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, par value $.001, 100,000,000 shares authorized and
4,845,000 and 2,000,000 shares outstanding at September 30, 2011 and
March 31, 2011, respectively.	4,845	2,000
Additional paid-in capital	43,605	18,000
Deficit accumulated during the development stage	(28,749)	(1,000)

Total Stockholders' Equity	19,701	19,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 22,756	$ 19,000

The accompanying notes are an integral part of the condensed financial statements.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	THREE MONTHS	SIX MONTHS	Cumulative Totals
	ENDED	ENDED	March 22, 2011
	SEPTEMBER 30,	SEPTEMBER 30,	(Inception) to
	2011	2011	September 30, 2011

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	300	1,300
Taxes and licenses	-	500	500
Accounting	3,474	10,941	10,941
Legal expenses	6,340	13,593	13,593
Other services	2,415	2,415	2,415
Total Operating Expenses	12,229	27,749	28,749

NET LOSS APPLICABLE TO COMMON SHARES	$ (12,229)	$ (27,749)	$ (28,749)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,229,511	2,618,115

The accompanying notes are an integral part of the condensed financial statements.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS	SIX MONTHS	Cumulative Totals
	ENDED	ENDED	March 22, 2011
	SEPTEMBER 30,	SEPTEMBER 30,	(Inception) to
	2011	2011	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,229)	$ (27,749)	$ (28,749)

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	2,587	3,055	3,055
Total adjustments	2,587	3,055	3,055

Net cash used in operating activities	(9,642)	(24,694)	(25,694)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	28,450	28,450	48,450

Net cash provided by financing activities	28,450	28,450	48,450

Net change in cash	18,808	3,756	22,756

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	3,948	19,000	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 22,756	$ 22,756	$ 22,756

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the condensed financial statements.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2011

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

Post Data, Inc. (the Company) was incorporated on March 22, 2011 under the laws of the State of Nevada.  The business purpose of the Company is to destroy and recycle electronic devices in Edmonton, Alberta, Canada, in a manner which ensures the confidential destruction of all previous user data.  The Company has selected March 31 as it fiscal year end.

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

SEPTEMBER 30, 2011

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had cash and cash equivalents of $22,756 and $19,000, respectively, as of September 30, 2011 and March 31, 2011.

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS	SIX MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2011
Net income (loss)	$ (12,229)	$ (27,749)
Weighted average
common shares
outstanding (Basic)	3,229,511	2,618,115
Options	-	-
Warrants	-	-
Weighted average
common shares
outstanding (Diluted)	3,229,511	2,618,115
Net loss per share
(Basic and diluted)	$ (0.00)	$ (0.01)

As of September 30, 2011, the Company had 4,850,000 shares outstanding.  The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recently Enacted Accounting Standards

In July, 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standards Updates (“ASUs”) to the Financial Accounting Standards Codification (“FASC”).  Nos. 2011-06 and 2011-07 pertain to health care entities and health care insurers.  In September, 2011, the FASB issued ASU No. 2011-08

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2011

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Enacted Accounting Standards (Continued)

pertaining to goodwill impairment and No. 2011-09 pertaining to retirement plans. None of these Updates has any effect on the Company’s financial reporting.

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

The Company’s financial instruments consist principally of cash.  The table below sets forth assets and liabilities measured at fair value, on a recurring basis, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Balance

    September 30, 2011   Input Hierarchy Level

   Cash and cash equivalents               $  22,756

     Level 1

   Accounts payable and

      accrued expenses

$    3,055

     Level 1

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2011

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under FASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from March 22, 2011 (date of inception) through June 30, 2011 of approximately $28,749 will begin to expire in 2031.  Accordingly, deferred tax assets of approximately $10,062 (calculated at an expected federal rate of 35%) were offset by the valuation allowance.

The Company has no tax positions at September 30, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from March 22, 2011 (inception) to September 30, 2011 the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at September 30, 2011.

NOTE 4 -

STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2011 the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

Common Stock

As of September 30, 2011 the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. 4,850,000 shares have been sold  as of September 30, 2011.

The following details the stock transactions for the Company:

On March 25, 2011 the Company authorized the sale of 2,000,000 shares of its common stock to its founding President for $.01 per share for a total of $20,000 cash to provide initial working capital.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2011

NOTE 4 -

STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

During August, 2011, the Company sold 2,845,000 shares at $0.01 per share for proceeds of $28,450.  The proceeds will be used for administrative expenses and execution of the business plan.

The $48,450 sale of stock, less $28,749 net loss, equals a stockholders’ equity of $19,701 as of September 30, 2011.

NOTE 5 -

COMMON STOCK OFFERING

The Company has authorized a common stock offering of a maximum of 10,000,000 shares at a price of $0.01 per share for gross proceeds of $100,000.  Proceeds of the offering will be used for administrative expenses and execution of the Company’s business plan.  Subscription sales as of September 30, 2011 totaled 2,845,000 shares for gross proceeds of $28,450.  The offering is closed as of September 30, 2011.

NOTE 6 -

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

NOTE 7 -

SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2011 through the date the financial statements were issued.  There are no subsequent events required to be disclosed.

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

We incurred operating expenses of $28,749 for the period from inception (March 22, 2011) to September 30, 2011. These expenses consisted of general operating and selling expenses in connection with the day to day operation of our business and professional fees for preparation and filing of our S-1 Registration Statement.

Our net loss from inception (March 22, 2011) through September 30, 2011 was $28,749.

Cash provided by financing activities for the period from inception (March 22, 2011) through September 30, 2011, was $48,450.  We received our initial funding of $20,000 through the sale of common stock to our sole officer and director, Gerald O’Reilly.  Mr. O’Reilly purchased 2,000,000 shares of our common stock at $0.01 per share on March 25, 2011, for $20,000.  We have received $28,450 through the sale of our common stock under our Prospectus, dated August 8, 2011, and filed as part of our S-1 Registration Statement.

Capital and Liquidity

We have cash assets at September 30, 2011, of $22,756.  We have only common stock as our capital resource.  We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations.  We have secured no sources of loans.

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

Long-Term Debt

At September 30, 2011, the Company had no long-term debt.  We may borrow money in the future to finance our future operations.  Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

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

Our website is now operational and we intend to develop,  market and build our business.  We are in the process of sourcing equipment and, subject to raising the necessary funds, we also intend to purchase the equipment necessary for our business processes during the current quarter of operations.  We intend on having our business fully functional and providing services by the beginning of the next quarter of operations.

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

Throughout the next twelve (12) months, the Company’s President has verbally agreed to loan the Company up to $10,000 per month to assist in start-up operations, in the event that the amount raised through our Offering is insufficient to meet the Company’s goals.  Funds advanced by the President will be treated as a shareholder loan and will be considered payable on demand.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended September 30, 2011.

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

31.1 / 31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2

Rule 1350 Certification of Principal Executive and Financial Officer

101.INS*

XBRL Instance

101.SCH*

XBRL Taxonomy Extension Schema

101.CAL*

XBRL Taxonomy Extension Calculation

101.DEF*

XBRL Taxonomy Extension Definition

101.LAB*

XBRL Taxonomy Extension Labels

101.PRE*

XBRL Taxonomy Extension Presentation

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST DATA, INC.

Dated:  November 14, 2011

By:/s/ Gerald O’Reilly

Gerald O’Reilly, President, Secretary, Principal Executive and Financial Officer