Form 10-Q
period 2011-12-31
POST DATA, INC.
filed 2012-02-03
CIK 1520320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of February 1, 2012, there were 4,845,000 shares of the issuer’s common stock, par value $0.001, outstanding.

POST DATA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

DECEMBER 31, 2011

POST DATA, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

          Page(s)

     Condensed Balance Sheets

  1

    Condensed Statements of Operations and Comprehensive Loss (Unaudited)

       2

    Condensed Statements of Cash Flows (Unaudited)

      3

    Notes to Condensed Financial Statements (Unaudited)

     4-9

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	DECEMBER 31,	MARCH 31,
	2011	2011
	(Unaudited)
Current Assets
Cash	$ 13,275	$ 19,000
Prepaid expenses	135	-
Total Current Assets	13,410	19,000

TOTAL ASSETS	$ 13,410	$ 19,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 640	$ -

Total Current Liabilities	640	-

Total Liabilities	640	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, par value $.001, 100,000,000 shares authorized and
4,845,000 and 2,000,000 shares outstanding at December 31, 2011 and
March 31, 2011, respectively.	4,845	2,000
Additional paid-in capital	45,105	18,000
Deficit accumulated during the development stage	(37,180)	(1,000)

Total Stockholders' Equity	12,770	19,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 13,410	$ 19,000

The accompanying notes are an integral part of the condensed financial statements.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	THREE MONTHS	NINE MONTHS	Cumulative Totals
	ENDED	ENDED	March 22, 2011
	DECEMBER 31,	DECEMBER 31,	(Inception) to
	2011	2011	December 31, 2011

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	300	1,300
Taxes and licenses	-	500	500
Office expenses	28	28	28
Accounting	1,000	11,941	11,941
Legal expenses	5,302	18,895	18,895
Website expenses	1,500	1,500	1,500
Other services	601	3,016	3,016
Total Operating Expenses	8,431	36,180	37,180

NET LOSS APPLICABLE TO COMMON SHARES	$ (8,431)	$ (36,180)	$ (37,180)

NET LOSS PER BASIC AND DILUTED SHARES	nil	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	4,845,000	3,363,109

The accompanying notes are an integral part of the condensed financial statements.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS	Cumulative Totals
	ENDED	March 22, 2011
	DECEMBER 31,	(Inception) to
	2011	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (36,180)	$ (37,180)

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	640	640
(Increase) in prepaid expenses	(135)	(135)
Non-cash service donation	1,500	1,500
Total adjustments	2,005	2,005

Net cash used in operating activities	(34,175)	(35,175)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	28,450	48,450

Net cash provided by financing activities	28,450	48,450

Net change in cash	(5,725)	13,275

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	19,000	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 13,275	$ 13,275

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

RELATED PARTY NON-CASH TRANSACTION:
Related party donation of website development labor	$ 1,500	$ 1,500

The accompanying notes are an integral part of the condensed financial statements.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2011

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the March 31, 2011, audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Post Data, Inc. (the Company) was incorporated on March 22, 2011, under the laws of the State of Nevada.  The business purpose of the Company is to destroy and recycle electronic devices in Edmonton, Alberta, Canada, in a manner which ensures the confidential destruction of all previous user data.  The Company has selected March 31 as it fiscal year end.

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

DECEMBER 31, 2011

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had cash and cash equivalents of $13,275 and $19,000, respectively, as of December 31, 2011, and March 31, 2011.

Net Income or (Loss) Per Share of Common Stock

The Company follows financial accounting standards, which provide for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of other securities that could share in the earnings of the entity.  There were no common stock equivalents outstanding at December 31, 2011, and March 31, 2011.  If there were, however, they would still be excluded from the calculation of diluted earnings per share due to net losses for the periods would have made the calculation result anti-dilutive.

As of December 31, 2011, the Company had 4,845,000 shares outstanding.  The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recently Enacted Accounting Standards

In July, 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standards Updates (“ASUs”) to the Financial Accounting Standards Codification (“FASC”).  Nos. 2011-06 and 2011-07 pertain to health care entities and health care insurers.  In September, 2011, the FASB issued ASU No. 2011-08 pertaining to goodwill impairment and No. 2011-09 pertaining to retirement plans. In December, 2011, the FASB issued ASUs No. 2011-10 through 2011-12 containing various technical corrections.  None of these Updates has any effect on the Company’s financial reporting.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2011

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Balance

    December 31, 2011   Input Hierarchy Level

   Cash and cash equivalents               $  13,275

     Level 1

   Accounts payable and

      accrued expenses

$      640

     Level 1

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2011

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Office Space and Labor

The Company’s President and sole Director provides office space and labor to support the business plan.  Value to December 31, 2011, has been declared to be nil.  However, the Company’s President donated expertise and labor to develop a website for the Company during the period.  The fair value of his contribution is $1,500, which is reported as a capital contribution and website expense.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under FASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from March 22, 2011 (date of inception) through December 31, 2011, of approximately $37,180 will begin to expire in 2031.  Accordingly, deferred tax assets of approximately $13,013 (calculated at an expected federal rate of 35%) were offset by the valuation allowance.

The Company has no tax positions at December 31, 2011, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from March 22, 2011, inception, to December 31, 2011, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at December 31, 2011.

NOTE 4 -

STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2011, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2011

NOTE 4 -

STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock

As of December 31, 2011, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. 4,845,000 shares have been sold  as of December 31, 2011.

The following details the stock transactions for the Company:

On March 25, 2011, the Company authorized the sale of 2,000,000 shares of its common stock to its founding President for $.01 per share for a total of $20,000 cash to provide initial working capital.

During August, 2011, the Company sold 2,845,000 shares at $0.01 per share for proceeds of $28,450.  The proceeds will be used for administrative expenses and execution of the business plan.

The $48,450 sale of stock and donated website labor of $1,500, less $37,180 net loss, equals a stockholders’ equity of $12,770 as of December 31, 2011.

NOTE 5 -

COMMON STOCK OFFERING

The Company authorized a common stock offering of a maximum of 10,000,000 shares at a price of $0.01 per share, for gross proceeds of $100,000, in it’s S-1 Registration.  Proceeds were used for administrative expenses and execution of the Company’s business plan.  Sales as of September 30, 2011, totaled 2,845,000 shares for gross proceeds of $28,450.  The offering was closed as of September 30, 2011.

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

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2011

NOTE 7 -

SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2011, through the date the financial statements were issued.  There are no subsequent events required to be disclosed.

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

We incurred operating expenses of $37,180 for the period from inception (March 22, 2011) to December 31, 2011.  These expenses consisted of general operating and selling expenses in connection with the day to day operation of our business and professional fees for preparation and filing of our S-1 Registration Statement.

Our net loss from inception (March 22, 2011) through December 31, 2011 was $37,180.

Cash provided by financing activities for the period from inception (March 22, 2011) through December 31, 2011, was $48,450.  We received our initial funding of $20,000 through the sale of common stock to our sole officer and director, Gerald O’Reilly.  Mr. O’Reilly purchased 2,000,000 shares of our common stock at $0.01 per share on March 25, 2011, for $20,000.  We have received $28,450 through the sale of our common stock under our Prospectus, dated August 8, 2011, and filed as part of our S-1 Registration Statement.

Capital and Liquidity

We have cash assets at December 31, 2011, of $13,275.  We have only common stock as our capital resource.  We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations.  We have secured no sources of loans.

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

Long-Term Debt

At December 31, 2011, the Company had no long-term debt.  We may borrow money in the future to finance our future operations.  Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

We may issue additional shares to finance our future operations, although the Company does not currently contemplate doing so.  Any such issuance will reduce the control of previous investors and may result in substantial additional dilution to investors.

Plan of Operation

During the first stages of our growth, our President will provide all the labor required to execute our business plan.  We intend to continue to operate in this very limited fashion for the first year of operations, or at least until business has grown to the point he cannot manage the business alone.  Our President has access to a number of individuals upon which he intends to call upon with short notice on an as-needed basis in the event that the work load increases.

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

Throughout the remaining three months of the first year of operation, we will continue to work at promoting and building our business.  We project to have gained a modest presence in the marketplace by the end of the first year of operations.

Throughout the next twelve (12) months, the Company’s President has verbally agreed to loan the Company up to $10,000 per month to assist in start-up operations, in the event that the amount raised through our Offering is insufficient to meet the Company’s goals.  Funds advanced by the President will be treated as a shareholder loan, and will be considered payable on demand.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended December 31, 2011.

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

POST DATA, INC.

Dated:

February 2, 2012

By:

/s/ Gerald O’ Reilly

Gerald O’Reilly, President, Secretary, Principal Executive and Financial Officer