Form 10-K
period 2012-03-31
POST DATA, INC.
filed 2012-06-29
CIK 1520320

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: March 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-174433

POST DATA, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4697119
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10160 – 114TH St., Suite 403
Edmonton, Alberta	T5K 2L2
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (780) 655-1433

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K

1

is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐

Accelerated Filer ☐

Non-Accelerated Filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No ☐

As of September 30, 2011, there were 4,845,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of those, 2,000,000 shares are held by non-affiliates of the registrant.  There is no current market value of the Company’s common stocks as the Company’s stock was not listed prior to January 12, 2012, and there has not been regular trading since that time.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).
Not Applicable.

TABLE OF CONTENTS

Item Number and Caption

Page

Cautionary statements regarding forward-looking information

4

ITEM 1.

DESCRIPTION OF BUSINESS

4

ITEM 1A.

RISK FACTORS.

6

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

6

ITEM 2.

PROPERTIES.

6

ITEM 3.

LEGAL PROCEEDINGS.

6

ITEM 4.

MINE SAFETY DISCLOSURES

6

PART II

7

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.  7

ITEM 6.

SELECTED FINANCIAL DATA.

7

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  7

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

10

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  22

ITEM 9A.

CONTROLS AND PROCEDURES

22

ITEM 9B.

OTHER INFORMATION

24

PART III

24

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

24

ITEM 11.

EXECUTIVE COMPENSATION

26

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  27

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  28

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

29

PART IV

30

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

30

SIGNATURES

31

3

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

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

All references in this Form 10-Q to the “Company,” “Post Data,” “we,” “us,” or “our” are to Post Data, Inc.

ITEM 1.  DESCRIPTION OF BUSINESS

Description of Business

Post Data, Inc. is a Nevada corporation formed on March 22, 2011.  The Company intends to market a service of decommissioning electronic data storage devices, making them inoperable and thereby making the electronic data contained therein or on permanently un-recoverable.

We are a developmental stage company.  We have never conducted operations, we have had no revenues and we have few assets.  We have never declared bankruptcy, we have never been in receivership, and we have never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.  Post Data is not a blank check registrant as that term is defined in Rule 419(a) (2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose.  Neither Post Data nor its officer, director, promoter or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Post Data is building a business on providing a service that mitigates the risks associated with confidential electronic data falling into the hands of a person, or persons that have no business accessing the data.  This service may be of value to businesses or individuals who have data storage devices that they want to ensure are safely and securely destroyed.  The device(s) may be inoperable, damaged or simply surplus to their present needs.  Data security and the prospect of

4

the damage that can occur when data is accessed by others has made it important for electronic data users to ensure disposal of unwanted data storage devices in a safe and reliable manner.

The Company intends to build its business by marketing its service to companies and individuals via the World Wide Web.  The Company intends to use the Internet as the medium to promote the service, conduct business and interact with customers.  We intend to point customers to our website through no-cost, online marketing venues such as kijiji (aka eBay classified ads), craigslist and others, as well as through topical discussion forums and chat rooms.  We also intend to use paid promotions on the internet and possibly radio, television, newspaper, and magazine advertising.  Although our services will be available internationally, we intend to focus our marketing in North America and Canada in particular.

Post Data will not be responsible for the shipping of the devices by the customer nor for the security of the devises or the data contained there-on while the devices are in transit.  Choice of shipping venue, carrier and any decisions about transit insurance will be the responsibility of the customer.

Upon receipt of the device, Post Data intends to crush, punch or bore the device, destroying the physical materials that possess the magnetic domains of informational code.  The resulting damage will render the data storage device inoperable and damaged beyond repair, rendering the electronic data un-recoverable by any means normally available.

Competition

Our limited research on the internet indicates there are no other firms providing the same type of service we are contemplating.  There are numerous other firms selling electronic data destruction devices that are of a self-operated nature.  The machines can be purchased in the range from $5,000 to over $20,000.  The customer purchases the equipment to do their own data device destruction in-house.  The market for this equipment is typically larger corporations or governments.  This equipment is designed to either physically destroy the electronic data storage device by punching holes through the data storage area, or by bombarding the data storage device with magnetic waves or fields that destroy the integrity and accessibility of the electronic data.

There are also larger service providers that will come to the customer's workplace and undertake the necessary decommissioning.  We believe that these larger scale service providers are much better positioned and suited to serve large scale businesses with extensive data storage systems and infrastructure.  This is a segment of the market that we will not be in a position to serve or pursue during the first phase of our operations.

Another segment of the market competition is the walk-in drop-off service providers.  Through our research we were also able to find a number of walk-in services that provide electronic data storage device destruction services in various cities.  We believe this segment of service providers will give us the most direct and effective competition.  The main difference between the service we are contemplating and that which they are providing is the mail-order type aspect of our service.

Research and Development

As we build out our organization, we intend to incorporate a business development component that will be responsible for researching business development opportunities in other parts of the world.

Reports to Security Holders

The Company files reports, including quarterly and annual reports, with the Commission pursuant to Section 12(b) or (g) of the Exchange Act.  These reports and any other materials filed with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The Company files its reports electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is http://www.sec.gov.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.

PROPERTIES.

We do not own any property, real or otherwise.  We conduct our administrative and operational affairs from our President’s facilities at no cost to the Company.  Within the next year, the Company will be making further decisions on space and equipment requirements as the business progresses.  These decisions will lead us in our future determination of space and facility requirements.

ITEM 3.

LEGAL PROCEEDINGS.

Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings that are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock was listed on the OTC:BB under the symbol “PDAT” On January 12, 2012.  A trading market in our stock has yet to be developed.

As of June 18, 2012, we had 38 stockholders of record of our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2012, we did not issue any securities without registration under the Securities Act of 1933.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

We have not commenced operations and have generated no revenues to date.

We incurred operating expenses of $53,421 for the period from inception (March 22, 2011) to March 31, 2012.  These expenses consisted of general operating and selling expenses in connection with the day to day operation of our business and professional fees for preparation and filing of our S-1 Registration Statement.

Our net loss from inception (March 22, 2011) through March 31, 2012 was $53,437.

Cash provided by financing activities for the period from inception (March 22, 2011) through March 31, 2012, was $48,825.  We received our initial funding of $20,000 through the sale of common stock to our sole officer and director, Gerald O’Reilly.  Mr. O’Reilly purchased

2,000,000 shares of our common stock at $0.01 per share on March 25, 2011, for $20,000.  We have received $28,450 through the sale of our common stock under our Prospectus, dated August 8, 2011, and filed as part of our S-1 Registration Statement.

Capital and Liquidity

We have no cash assets at March 31, 2012.  We have only common stock as our capital resource.  We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations.  We have secured no sources of loans.

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

Long-Term Debt

At March 31, 2012, the Company had no long-term debt.  We may borrow money in the future to finance our future operations.  Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

We may issue additional shares to finance our future operations, although the Company does not currently contemplate doing so.  Any such issuance will reduce the control of previous investors and may result in substantial additional dilution to investors.

Plan of Operation

During the first stages of our growth, our President will provide all the labor required to execute our business plan.  We intend to continue to operate in this very limited fashion until business has grown to the point he cannot manage the business alone.  Our President has access to a number of individuals upon which he intends to call upon with short notice on an as-needed basis in the event that the work load increases.

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

Post Data will earn all revenues through the sale of its one service; de-commissioning and disposing of electronic data storage devices.  We do not anticipate earning significant revenues during the first two year of operations.  There is no guarantee or assurance that Post Data will earn revenues at any time after the date of the current financial statements.  Without sales and revenues, Post Data will not produce sufficient cash to support its plan of during the 12 month period after the date of the financial statements.  In the event that sales do not provide the required cash, the Company will turn to seek equity and/or debt financing.

We will continue to work at promoting and building our business for the next year of operations.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

POST DATA, INC.

 (A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2012

218 North Bernard

Spokane, WA 99201

To the Board of Directors and Stockholders

Post Data, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Post Data, Inc. as of March 31, 2012, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the period March 22, 2011 (inception) to March 31, 2012. Post Data, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Post Data, Inc. as of March 31, 2012, and the results of its operations and its cash flows for the period March 22, 2011 (inception) to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7, the Company has incurred an operating deficit since its inception, is in the development stage and has generated no operating revenue.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MartinelliMick PLLC

MartinelliMick PLLC

MartinelliMick PLLC

MartinelliMick PLLC

Spokane, Washington

June 24, 2012

11

POST DATA, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

          Page(s)

     Balance Sheets, March 31, 2012 and 2011

1

     Statements of Operations and Comprehensive Loss for the Year

     Ended March 31, 2012, the Period Ended March 31, 2011 and

     From March 22, 2011 (Inception) to March 31, 2012

2

     Statement of Changes in Stockholder Equity (Deficit) from March 22,

     2011 (Inception) to March 31, 2012

3

     Statements of Cash Flows for the Year Ended March 31, 2012, the

     Period Ended March 31, 2011 and From March 22, 2011 (Inception)

     to March 31, 2012

4

    Notes to Financial Statements

5-9

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	MARCH 31,	MARCH 31,
	2012	2011
Current Assets
Cash	$ -	$ 19,000
Total Current Assets	-	19,000

TOTAL ASSETS	$ -	$ 19,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 3,112	$ -
Loans from stockholders	375	-

Total Current Liabilities	3,487	-

Total Liabilities	3,487	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, par value $.001, 100,000,000 shares authorized and
4,845,000 and 2,000,000 shares outstanding at March 31, 2012 and
March 31, 2011, respectively.	4,845	2,000
Additional paid-in capital	45,105	18,000
Deficit accumulated during the development stage	(53,437)	(1,000)

Total Stockholders' Equity (Deficit)	(3,487)	19,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ 19,000

The accompanying notes are an integral part of the financial statements.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Period Ended	Cumulative Totals
	March 31,	March 31,	March 22, 2011
			(Inception) to
	2012	2011	March 31, 2012

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	300	1,000	1,300
Taxes and licenses	875	-	875
Office expenses	28	-	28
Accounting	15,532	-	15,532
Legal expenses	20,720	-	20,720
DTC Eligibility	10,000	-	10,000
Website expenses	1,500	-	1,500
Other services	3,466	-	3,466
Total Operating Expenses	52,421	1,000	53,421

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(52,421)	(1,000)	(53,421)

OTHER INCOME (EXPENSE)
Interest	(16)	-	(16)
Total Other Income (Expense)	(16)	-	(16)

NET LOSS APPLICABLE TO COMMON SHARES	$ (52,437)	$ (1,000)	$ (53,437)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,731,557	2,000,000

The accompanying notes are an integral part of the financial statements.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

 STATEMENT OF CASH FLOWS

	Common	Stock	Additional	Deficit accumlated	Stockholders'
	Shares	Amount	Paid-in	during the develop-	Equity (Deficit)
			Capital	ment stage
March 22, 2011 (Inception)	-	$ -	$ -	$ -	$ -
March 25, 2011 sold 2,000,000 at $0.01	2,000,000	2,000	18,000	-	20,000
Loss - March 31, 2011	-	-	-	(1,000)	(1,000)
Balance, March 31, 2011	2,000,000	2,000	18,000	(1,000)	19,000
August, 2011 sold 2,845,000 shares at $0.01	2,845,000	2,845	25,605	-	28,450
September, 2011 related party website labor donation	-	-	1,500	-	1,500
Loss - March 31, 2012	-	-	-	(52,437)	(52,437)
Balance, March 31, 2012	4,845,000	$ 4,845	$ 45,105	$ (53,437)	$ (3,487)

The accompanying notes are an integral part of the financial statements.

3

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

 STATEMENT OF CASH FLOWS

	Year Ended	Period Ended	Cumulative Totals
	March 31,	March 31,	March 22, 2011
			(Inception) to
	2012	2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (52,437)	$ (1,000)	$ (53,437)

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	3,112	-	3,112
Non-cash service donation	1,500	-	1,500
Total adjustments	4,612	-	4,612

Net cash used in operating activities	(47,825)	(1,000)	(48,825)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	375	-	375
Sale of common stock	28,450	20,000	48,450

Net cash provided by financing activities	28,825	20,000	48,825

Net change in cash	(19,000)	19,000	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	19,000	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ -	$ 19,000	$ -

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

RELATED PARTY NON-CASH TRANSACTION:
Related party donation of website development labor	$ 1,500	$ -	$ 1,500

The accompanying notes are an integral part of the financial statements.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

These financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had cash of $19,000  as of March 31, 2011 and no cash available as of March 31, 2012.

Net Income or (Loss) Per Share of Common Stock

The Company follows financial accounting standards, which provide for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of any other securities that

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

could share in the earnings of the entity.  There were no common stock equivalents outstanding at March 31, 2012 and 2011.  If there were, however, they would still be excluded from the calculation of diluted earnings per share.  Net losses for the periods would have made the calculation result anti-dilutive.

As of March 31, 2012, the Company had 4,845,000 shares outstanding.  The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recently Enacted Accounting Standards

In June, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (”GAAP”).  Rules and interpretive releases of the SEC issued under federal securities laws are also sources of GAAP for SEC registrants. Modifications of the ASC are accomplished through the issuance of Accounting Standards Updates (“ASU’s”).  The Company has evaluated ASU’s through No. 2011-12.  None of these Updates has applicability or their effect on the financial statements would not have been significant.

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

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

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

Balance

    March 31, 2012          Input Hierarchy Level

   Cash

            $    Nil

     Level 1

   Accounts payable and

      accrued expenses

$  3,112

     Level 1

Office Space and Labor

The Company’s Officers and Directors provide office space and labor to support the business plan.  As of March 31, 2012, the only value that has been declared is where the Company’s President donated expertise and labor to develop a website for the Company during the period.  The fair value of his contribution is $1,500, which is reported as a capital contribution and website expense.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under FASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from March 22, 2011 (date of inception) through March 31, 2012, of approximately $53,437 will begin to expire in 2031.  Accordingly, deferred tax assets of approximately $18,703 (calculated at an expected federal rate of 35%) were offset by the valuation allowance.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

The Company has no tax positions at March 31, 2012, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from March 22, 2011, inception, to March 31, 2012, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at March 31, 2012.

NOTE 4 -

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2012, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

Common Stock

As of March 31, 2012, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. 4,845,000 shares are outstanding  as of March 31, 2012.

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

The $48,450 sale of stock and donated website labor of $1,500, less $53,437 net loss, equals a stockholders’ deficit of $3,487 as of March 31, 2012.

POST DATA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

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

NOTE 6 -

DTC ELIGIBILITY

The Company has made application, with a payment of $10,000, for its shares to be deposited with the Depository Trust Corporation.  Future trades of its securities will consequently be simplified and expedited.

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

NOTE 8 -

SUBSEQUENT EVENTS

The Company has evaluated events from March 31, 2012, through the date the financial statements were issued.  There are no subsequent events required to be disclosed.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company was notified that the audit practice of BehlerMick PS, the Company’s independent registered public accounting firm (“BehlerMick”), was reorganized as MartinelliMick PLLC (“MartinelliMick”), following the departure of the former managing partner in December, 2010.  As of November 1, 2011, BehlerMick resigned as the independent registered public accounting firm of the Company and, with the approval of the Audit Committee of the Company’s Board of Directors, and on November 1, 2011, the new legal entity, MartinelliMick PLLC was engaged as the Company’s independent registered public accounting firm.

During the period from inception, March 22, 2011 through March 31, 2011, and from April 1, 2011, through the engagement of MartinelliMick as the Company’s independent registered public accounting firm, neither the Company nor anyone on its behalf consulted MartinelliMick with respect to any accounting or auditing issues involving the Company.  In particular, there was no discussion with the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any matter that was either the subject of a disagreement, as described in Item 304 of Regulation S-K (“Regulation S-K”) promulgated by the Securities and Exchange Commission (the “SEC”), with MartinelliMick, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

BehlerMick performed audits of the Company’s consolidated financial statements for the year ended March 31, 2011, BehlerMick’s reports did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports on our financial statements contained an explanatory paragraph with respect to uncertainty as to the Company’s ability to continue as a going concern.

During the period from inception, March 22, 2011 through March 31, 2011, and from April 1, 2011, through November 1, 2011, there were no (i) disagreements between the Company and BehlerMick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to its satisfaction, would have caused BehlerMick to make reference to the subject matter of such disagreements in connection with its report, or (ii) “reportable events,” as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, or persons acting as such, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2012, was effective.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name and age of each individual who was a director or executive officer of Post Data as of the date of this annual report, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company	Term Of Office
Gerald O’Reilly	56	President, Director	March 22, 2011 - Present
Bruce Hellinga	42	Secretary/Treasurer/Director	February 14, 2012 – Present
Monica McDermott	34	Director	February 15, 2012 - Present

Biographical Information

Gerald O’Reilly, Founder, sole Director, President, Secretary and Treasurer. Age 56.  Term of service commenced March 22, 2011, effective for one year – renewable.

Mr. O'Reilly has many years of successful experience an educator, mentor and business manager.  He has a Bachelor of Education Degree from the University of Alberta in Physical Education.  He taught physical education in High School for many years before becoming involved in managing group homes for troubled teens.  He also has many years of experience in Adult Education and Driver training.  He has built several small businesses and is very knowledgeable in computers, the internet and data management.

During the last five years Mr. O'Reilly has had a medical condition that has not allowed him to work outside of his home except on a temporary basis.  His medical condition will not affect his ability to develop the Company’s business.

Mr. O'Reilly is in a position and willing to devote seventy- five percent (75%) of his working day to Post Data responsibilities.  He will continue to take the leading role in managing the Company, until the stock has been registered, the Company is fully operational and has retained full time professional management and staff.

Bruce Hellinga, Secretary, Treasurer, age 42.  Since 2002, Mr. Hellinga has lived in Edmonton where he works on machining and auto repair.  He is expected to assist in the machining aspects of the Company’s business.  Mr. Hellinga has never been an officer or director in any business.  Mr. Hellinga is prepared to devote up 10 hours per month to Post Data at this time, but will consider increasing that in future if the need arises.

Monica McDermott, Director, age 34.  Ms. McDermott has worked for the past 10 years doing bookkeeping, data entry and computer based work.  For the past 4 years, she has had her own business working for a variety of individuals and small businesses.

Term of Office

Our directors are elected for one-year terms, to hold office until the next annual general meeting of the stockholders, or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

Employment Agreements

Our officers are our only employees and we do not have any employment agreements with them.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and no revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.  If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

Board of Directors

We do not have an independent director.  Our Directors are reimbursed, however, for expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem as no security holders have made any such recommendations.  Our director performs all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

As of March 31, 2012, we have not yet adopted a Code of Ethics.

ITEM 11.

EXECUTIVE COMPENSATION

((a) The following table sets forth information concerning the total compensation paid or accrued by us from the time the Company was incorporated, March 22, 2011, to the fiscal year ended March 31, 2012, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal years ended March 31, 2011 and 2012; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal years ended March 31, 2011 and 2012; and (iii) all individuals that served as executive officers of ours at any time during the fiscal years ended March 31, 2011 and 2012, that received annual compensation during the fiscal years ended March 31, 2011 and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Gerald O'Reilly President Director	2011 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Bruce Hellinga Secretary Treasurer director	2011 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Monica Mcdermott Director	2011 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Director Compensation

The members of the Company’s Board of Directors do not receive compensation, as such, at this time, but are paid consulting fees for specific services as incurred.

Stock Option Grants

As of the date of this Report, the Company has not granted any stock options.

Employment Agreements

We do not have any employment or consultant agreements.

Indemnification

No director of the Company will have personal liability to the Company or any of its stockholders for monetary damages for breach of fiduciary duty as a director involving any act or omission of any such director since provisions have been made in the Articles of Incorporation limiting such liability.  The foregoing provisions shall not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or, which involve intentional misconduct or a knowing violation of law, (iii) under applicable Sections of the Nevada Revised Statutes, (iv) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes or, (v) for any transaction from which the director derived an improper personal benefit.

The Bylaws provide for indemnification of the directors, officers, and employees of the Company in most cases for any liability suffered by them or arising out of their activities as directors, officers, and employees of the Company if they were not engaged in willful misfeasance or malfeasance in the performance of his or her duties; provided that in the event of a settlement the indemnification will apply only when the Board of Directors approves such settlement and reimbursement as being for the best interests of the Corporation.  The Bylaws, therefore, limit the liability of directors to the maximum extent permitted by Nevada law (Section 78.751).

The officers and directors of the Company are accountable to the Company as fiduciaries, which mean they are required to exercise good faith and fairness in all dealings affecting the Company.  In the event that a stockholder believes the officers and/or directors have violated their fiduciary duties to the Company, the stockholder may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce the stockholder's rights, including rights under certain federal and state securities laws and regulations to recover damages from and require an accounting by management.  Stockholders, who have suffered losses in connection with the purchase or sale of their interest in the Company in connection with such sale or purchase, including the misapplication by any such officer or director of the proceeds from the sale of these securities, may be able to recover such losses from the Company.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company's officer, director, and persons who own more than five percent of the Company's common stock as of March 31, 2012.  Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of March 31, 2012.

Amount and Nature of Beneficial Ownership as of March 31, 2012.

Name of Beneficial Owner of Common Shares	Address of Beneficial Owner of common Shares	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Gerald O’Reilly Director, President	10160 – 114 Street, Suite 403 Edmonton, AB, T5K 2L2	2,000,000	100%
Bruce Hellinga Secretary, Treasurer, Director	10160 – 114 Street, Suite 403 Edmonton, AB T5K 2L2	0	0%
Monica McDermott Director	10160 – 114 Street, Suite 403 Edmonton, AB T5K 2l2	0	0%
Officers and Directors as a whole (1)		2,000,000	100%

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Within the past five (5) years, Gerald would be considered a promoter within the definition of Item 404(d) of Regulation S-K.

The Company’s President, in addition to purchasing common stock, has advanced the Company $1,650 for its general operational expenses.  This amount is considered a loan to the Company and should be considered a related-party transaction.

Other than the issuance of stock to the Company’s President, there have been no transactions since inception or any currently proposed transaction in which the Company was or is to be a participant which amount of such transaction exceeded the lesser of $120,000 or 1% of the average of the registrant’s total assets at the year end and in which any related person had or will have a direct or indirect material interest. While our President has contacts with potential suppliers of products, there are no formal or informal agreements which would be deemed related party transactions within the meaning of Item 404(d) of Regulation S-X.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal year ended March 31, 2011 and 2012, is set forth in the table below:

Fee Category	Fiscal year ended March 31, 2012	Fiscal year ended March 31, 2011

Audit fees (1)	$11,160	$0
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$11,160	$0

(1) Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4) All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance (2)

101.SCH*	XBRL Taxonomy Extension Schema(2)

101.CAL*	XBRL Taxonomy Calculation(2)

101.DEF*	XBRL Taxonomy Definition(2)

101.LAB*	XBRL Taxonomy Labels(2)

101.PRE*	XBRL Taxonomy Presentation(2)

(1)

Filed with the Securities and Exchange Commission on May 24, 2011, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-174433), which exhibit is incorporated herein by reference.

(2)

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 28, 2012

POST DATA, INC.

By  /s/ Gerald O’Reilly

Name:

Gerald O’Reilly

Title:

President, Principal Financial Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gerald O’Reilly	President, Director	06/28/2012
Gerald O’Reilly

/s/ Bruce Hellinga	Secretary/Treasurer, Director	06/28/2012
Bruce Hellinga

/s/ Monica McDermott
Monca McDermott	Director	06/28/2012