Form 10-Q
period 2012-06-30
POST DATA, INC.
filed 2012-08-14
CIK 1520320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-174433

Post Data, Inc.
(Exact name of registrant as specified in its charter)

Nevada	36-4697119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2248 Meridian Boulevard, Suite H, Minden, Nevada 89423
(Address of principal executive offices) (Zip Code)

(775) 345-3522
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes    ☐ No

As of August 14, 2012, there were 4,845,000 shares of the issuer's $.001 par value common stock issued and outstanding.

PART II

OTHER INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

POST DATA, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	JUNE 30,	MARCH 31,
	2012	2012
	(Unaudited)

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$11,859	$3,112
Loans from stockholders	6,260	375

Total Current Liabilities	18,119	3,487

Total Liabilities	18,119	3,487

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.001, 100,000,000 shares authorized and 4,845,000 shares outstanding at June 30, 2012 and March 31, 2012, respectively.	4,845	4,845
Additional paid-in capital	45,105	45,105
Deficit accumulated during the development stage	(68,069)	(53,437)

Total Stockholders' Deficit	(18,119)	(3,487)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements.

POST DATA, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2012 (Unaudited)	Three Months Ended June 30, 2011 (Unaudited)	Cumulative Totals March 22, 2011 (Inception) to June 30, 2012 (Unaudited)

INCOME	$-	$-	$-

OPERATING EXPENSES
Organizational expenses	-	300	1,300
Taxes and licenses	-	500	875
Office expenses	18	-	46
Accounting	7,646	7,468	23,178
Legal expenses	6,488	7,252	27,208
DTC Eligibility	-	-	10,000
Website expenses	-	-	1,500
Other services	450	-	3,916
Total Operating Expenses	14,602	15,520	68,023

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(14,602)	(15,520)	(68,023)

OTHER INCOME (EXPENSE)
Interest	(30)	-	(46)
Total Other Income (Expense)	(30)	-	(46)

NET LOSS APPLICABLE TO COMMON SHARES	$(14,632)	$(15,520)	$(68,069)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,845,000	2,000,000

See accompanying notes to financial statements.

POST DATA, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 22, 2011 (INCEPTION) THROUGH JUNE 30, 2012

	Common Stock		Additional Paid-in	Deficit accumulated during the development	Stockholders' Equity
	Shares	Amount	Capital	stage	(Deficit)
March 22, 2011 (Inception)	-	$-	$-	$-	$-

March 25, 2011 sold 2,000,000 at $0.01	2,000,000	2,000	18,000	-	20,000

Loss - March 22, 2011 to March 31, 2011	-	-	-	(1,000)	(1,000)

Balance, March 31, 2011	2,000,000	2,000	18,000	(1,000)	19,000

August, 2011 sold 2,845,000 shares at $0.01	2,845,000	2,845	25,605	-	28,450

September, 2011 related party website labor donation	-	-	1,500	-	1,500

Loss - April 1, 2011 to March 31, 2012	-	-	-	(52,437)	(52,437)

Balance, March 31, 2012	4,845,000	4,845	45,105	(53,437)	(3,487)

Loss - April 1, 2012 to June 30, 2012	-	-	-	(14,632)	(14,632)

Balance, June 30, 2012 (unaudited)	4,845,000	$4,845	$45,105	$(68,069)	$(18,119)

See accompanying notes to financial statements.

POST DATA, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Three Months Ended June 30, 2012 (Unaudited)	Three Months Ended June 30, 2011 (Unaudited)	Cumulative Totals March 22, 2011 (Inception) to June 30, 2012 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,632)	$(15,520)	$(68,069)

Changes in assets and liabilities
Increase in accounts payable	8,747	468	11,859
Non-cash service donation	-	-	1,500
Total adjustments	8,747	468	13,359

Net cash used in operating activities	(5,885)	(15,052)	(54,710)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	5,885	-	6,260
Sale of common stock	-	-	48,450

Net cash provided by financing activities	5,885	-	54,710

Net change in cash	-	(15,052)	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	19,000	-

CASH AND CASH EQUIVALENTS - END OF PERIOD		$3,948	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

RELATED PARTY NON-CASH TRANSACTION:
Related party donation of website development labor		$-	$1,500

See accompanying notes to financial statements.

POST DATA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had no cash available as of  June 30, 2012 and March 31, 2012.

Net Income or (Loss) Per Share of Common Stock

The Company follows financial accounting standards, which provide for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of any other securities that could share in the earnings of the entity.  There were no common stock equivalents outstanding at June 30, 2012 and March 31, 2012.  If there were, however, they would still be excluded from the calculation of diluted earnings per share.  Net losses for the periods would have made the calculation result anti-dilutive.

As of June 30, 2012, the Company had 4,845,000 shares outstanding.  The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

POST DATA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 2-              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Enacted Accounting Standards

In June, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (”GAAP”).  Rules and interpretive releases of the SEC issued under federal securities laws are also sources of GAAP for SEC registrants. Modifications of the ASC are accomplished through the issuance of Accounting Standards Updates (“ASU’s”).  The Company has evaluated ASU’s through No. 2012-02.  None of these Updates has applicability or their effect on the financial statements would not have been significant.

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

	Balance June 30, 2012	Input Hierarchy Level
Cash	$0	Level 1
Accounts payable	$11,859	Level 1

POST DATA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 2-              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Office Space and Labor

The Company’s Officers and Directors provide office space and labor to support the business plan.  As of June 30, 2012, the only value that has been declared is where the Company’s President donated expertise and labor to develop a website for the Company.  The fair value of his contribution is $1,500, which was reported as a capital contribution and website expense.

NOTE 3-              PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under FASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from March 22, 2011 (date of inception) through June 30, 2012, of approximately $68,069 will begin to expire in 2031.  Accordingly, deferred tax assets of approximately $23,824 (calculated at an expected federal rate of 35%) were offset by the valuation allowance.

The Company has no tax positions at June 30, 2012, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from March 22, 2011, inception, to June 30, 2012, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at June 30, 2012.

NOTE 4 -             LOANS FROM STOCKHOLDERS

Stockholders have made unsecured loans to the Company for working capital purposes.  The total loans from stockholders was $6,260 as of June 30, 2012.

NOTE 5 -            STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2012, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

POST DATA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 5 -            STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Common Stock

As of June 30, 2012, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. 4,845,000 shares are outstanding  as of June 30, 2012.

The following details the stock transactions for the Company:

On March 25, 2011, the Company authorized the sale of 2,000,000 shares of its common stock to its founding President for $.01 per share for a total of $20,000  cash to provide initial working capital.

During August, 2011, the Company sold 2,845,000 shares at $0.01 per share for proceeds of $28,450.  The proceeds were used for administrative expenses.

The $48,450 sale of stock and donated website labor of $1,500, less $68,069 net loss, equals a stockholders’ deficit of $18,119 as of June 30, 2012.

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

NOTE 8 -             SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2012, through the date the financial statements were issued.  The following are events that occurred after June 30, 2012:

On July 30, 2012, Gerald O’Reilly, Bruce Hellinga and Monica McDermott resigned as the Company’s officers and directors and the Company’s Board of Directors appointed Daniel Walker as its new President, Secretary, Treasurer and sole director.

On August 7, 2012, Gerald O’Reilly, the Company’s former President and director, sold 2,000,000 shares of common stock to Daniel Walker, the Company’s new sole officer and director, in a private transaction.  As a result of the stock purchase, Mr. Walker owns 2,000,000 shares of common stock, which equals approximately 41.28% of the Company’s issued and outstanding common stock.

There are no other subsequent events required to be disclosed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Post Data,” “we,” “us,” or “our” are to Post Data, Inc.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2012.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended June 30, 2012, together with notes thereto, which are included in this Report.

Our Business.  We are a development stage Nevada corporation formed on March 22, 2011 for purposes of decommissioning electronic data storage devices, making them inoperable, and thereby making the electronic data contained therein, or on, permanently un-recoverable.

Recent Developments.  On July 30, 2012, Gerald O’Reilly, Bruce Hellinga and Monica McDermott resigned as our officers and directors and our Board of Directors appointed Daniel Walker as our new President, Secretary, Treasurer and sole director, as previously reported in our Current Report on Form 8-K filed on August 3, 3012.

On August 7, 2012, Gerald O’Reilly, our former President and director, sold 2,000,000 shares of common stock to Daniel Walker, our new sole officer and director in a private transaction.  As a result of the stock purchase, Mr. Walker owns 2,000,000 shares of common stock, which equals approximately 41.28% of our issued and outstanding common stock.

This Quarterly Report on Form 10-Q provides the certain disclosures required as of June 30, 2012, the end of the period of this Report. To the extent that other disclosures in this Report require more recent information, we have provided that information as set forth in this Report and in compliance with Regulation S-K.

For the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Results of Operations.

Revenues.  We have not commenced operations and have generated no revenues to date.

Operating Expenses.  For the three months ended June 30, 2012, we incurred total operating expenses of $14,602 as compared to total operating expenses of $15,520 for the three months ended June 30, 2011. These expenses consisted of office expenses of $18, accounting expenses of $7,646, legal expenses of $6,488 and other service expenses of $450.  In comparison, for the three months ended June 30, 2011, our total operating expenses consisted of organizational expenses of $300, taxes and license expenses of $500, accounting expenses of $7,468, and legal expenses of $7,252.   The significant decrease in total operating expenses from 2011 to 2012 is primarily due to the fact that we incurred no organizational or tax and license expenses during the three months ended June 30, 2012.

Net Loss.  For the three months ended June 30, 2012, our net loss was $14,632, as compared to the three months ended June 30, 2011, in which our net loss was $15,520.

Cash Flows.  Cash provided by financing activities for the period from inception (March 22, 2011) through June 30, 2012, was $54,710. We received our initial funding of $20,000 through the sale of common stock to our former officer and director, Gerald O’Reilly.  Mr. O’Reilly purchased 2,000,000 shares of our common stock at $0.01 per share on March 25, 2011, for $20,000. We have received $28,450 through the sale of our common stock under our Prospectus, dated August 8, 2011, and filed as part of our S-1 Registration Statement and $6,260 in loans from a related party.

Liquidity and Capital Resources.  We have no cash assets as of June 30, 2012. We have only common stock as our capital resource. We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans.

During 2012, we expect to incur significant legal and accounting costs as a result of being a public company.

At June 30, 2012, the Company had no long-term debt. We may borrow money in the future to finance our future operations. Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

We may issue additional shares to finance our future operations, although the Company does not currently contemplate doing so. Any such issuance will reduce the control of previous investors and may result in substantial additional dilution to investors.

We need additional funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be inadequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue our operations. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, we hope that our officer or majority shareholder will contribute funds to pay for our expenses to achieve our objectives over the next twelve months, although we cannot guaranty that either those parties will contribute funds to pay our expenses.

Off-Balance Sheet Arrangements.  We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Instant Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Post Data, Inc., a Nevada corporation

Date: August 14, 2012	By:	/s/ Daniel Walker
Daniel Walker President (Principal Executive, Financial and Accounting Officer)