Form 10-Q
period 2012-09-30
Polar Petroleum Corp.
filed 2012-11-14
CIK 1520320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-174433

Polar Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	36-4697119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

As of November 14, 2012, there were 40,915,000 shares of the issuer's $.001 par value common stock issued and outstanding.

PART II

OTHER INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Equipment, net of accumulated depreciation of $142	1,567

TOTAL ASSETS	$1,567	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$8,131	$3,112
Loans from stockholders	46,562	375

Total Current Liabilities	54,693	3,487

Total Liabilities	54,693	3,487

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.001, 700,000,000 shares authorized and 33,915,000 shares outstanding at September 30, 2012 and March 31, 2012, respectively.	33,915	33,915
Additional paid-in capital	16,035	16,035
Deficit accumulated during the development stage	(103,076)	(53,437)

Total Stockholders' Deficit	(53,126)	(3,487)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,567	$-

See accompanying notes to unaudited financial statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2012 (Unaudited)	Three Months Ended September 30, 2011 (Unaudited)	Six Months Ended September 30, 2012 (Unaudited)	Six Months Ended September 30, 2011 (Unaudited)	Cumulative Totals March 22, 2011 (Inception) to September 30, 2012 (Unaudited)

INCOME	$-	$-	$-	$-	$-

OPERATING EXPENSES
Organizational expenses	-	-	-	300	1,300
Taxes and licenses	-	-	-	500	875
Office expenses	962	-	980	-	1,008
Accounting	114	3,474	7,760	10,941	23,292
Legal expenses	3,627	6,340	10,115	13,593	30,835
DTC Eligibility	-	-	-	-	10,000
Website expenses	-	-	-	-	1,500
Other services	30,303	2,415	30,754	2,415	34,220
Total Operating Expenses	35,006	12,229	49,609	27,749	103,030

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(35,006)	(12,229)	(49,609)	(27,749)	(103,030)

OTHER INCOME (EXPENSE)
Interest	(0)	-	(30)	-	(46)
Total Other Income (Expense)	(0)	-	(30)	-	(46)

NET LOSS APPLICABLE TO COMMON SHARES	$(35,006)	$(12,229)	$(49,639)	$(27,749)	$(103,076)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,845,000	3,229,511	4,845,000	2,618,115

See accompanying notes to unaudited financial statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 22, 2011 (INCEPTION) THROUGH SEPTEMBER 30, 2012

	Common Stock		Additional Paid-in	Deficit accumulated during the development	Stockholders' Equity
	Shares	Amount	Capital	stage	(Deficit)
Beginning balance, March 22, 2011 (Inception)	-	$-	$-	$-	$-

Sale of shares at $.01 per shares, March 25, 2011	14,000,000	14,000	6,000	-	20,000

Net loss	-	-	-	(1,000)	(1,000)

Balances, March 31, 2011	14,000,000	14,000	6,000	(1,000)	19,000

Sale of shares at $.01 per shares, August 2011	19,915,000	19,915	8,535	-	28,450

Related party website labor donation	-	-	1,500	-	1,500

Net loss	-	-	-	(52,437)	(52,437)

Balance, March 31, 2012	33,915,000	33,915	16,035	(53,437)	(3,487)

Net loss	-	-	-	(49,639)	(49,639)

Balance, September 30, 2012 (unaudited)	33,915,000	$33,915	$16,035	$(103,076)	$(53,126)

See accompanying notes to unaudited financial statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30, 2012 (Unaudited)	Six Months Ended September 30, 2011 (Unaudited)	Cumulative Totals March 22, 2011 (Inception) to September 30, 2012 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,639)	$(27,749)	$(103,076)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	142	-	142
Changes in assets and liabilities
Increase in accounts payable	5,019	3,055	8,131
Non-cash service donation	-	-	1,500

Net cash used in operating activities	(44,478)	(24,694)	(93,303)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,709)	-	(1,709)

Net cash used in investing activities	(1,709)	-	(1,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	46,187	-	46,562
Sale of common stock	-	28,450	48,450

Net cash provided by financing activities	46,187	28,450	95,012

Net change in cash	-	3,756	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	19,000	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$22,756	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$30	$-	$30
Cash paid for taxes	$-	$-	$-

RELATED PARTY NON-CASH TRANSACTION:
Related party donation of website development labor	$-	$-	$1,500

See accompanying notes to unaudited financial statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 1-      ORGANIZATION AND BASIS OF PRESENTATION

Polar Petroleum Corp. (f/k/a Post Data, Inc. “the Company”) was incorporated on March 22, 2011, under the laws of the State of Nevada.  The business purpose of the Company was to destroy and recycle electronic devices in Edmonton, Alberta, Canada, in a manner which ensures the confidential destruction of all previous user data.  The Company has selected March 31 as it fiscal year end.

During August 2012, the Company formed a wholly owned subsidiary, Polar Petroleum (AK) Corp. (“the Subsidiary") located in Juneau, Alaska.  The Subsidiary’s purpose is for oil and gas drilling and enables the Company to have a business license in Alaska.

On October 24, 2012, Post Data, Inc., filed a Certificate of Amendment of Certificate of Incorporation with the Nevada Division of Corporations, and changed its name to Polar Petroleum Corp. (Post Data, Inc. “the Company”) effective November 2, 2012.  The change of name better reflected the change in the nature of the business to oil and gas exploration, development and production.

On November 2, 2012, the Company effected a forward stock split of all issued and outstanding common stock on a seven (7) shares for one (1) share basis. The Company’s stock was increased from 5,845,000 shares of common stock issued and outstanding to 40,915,000 million shares following the split. In accordance with ASC 505, the effect of the forward stock split has been retroactively applied to these financial statements.

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended March 31, 2012 filed in its annual report on Form 10-K. The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies. An exploration-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

 NOTE 2-             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in FASC 915-10-05, “Development Stage Entity.”    The Company is devoting substantially all of its efforts to the execution of its business plan.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 2-             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of six  months or less at the time of purchase.  The Company had no cash available as of September 30, 2012 and March 31, 2012.

Net Income or (Loss) Per Share of Common Stock

The Company follows financial accounting standards, which provide for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of any other securities that could share in the earnings of the entity.  There were no common stock equivalents outstanding at September 30, 2012 and March 31, 2012.  If there were, however, they would still be excluded from the calculation of diluted earnings per share.  Net losses for the periods would have made the calculation result anti-dilutive.

As of September 30, 2012, the Company had 33, 915, 000 shares outstanding.  The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recently Enacted Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Office Space and Labor

The Company’s Officers and Directors provide office space and labor to support the business plan.  As of September 30, 2012, the only value that has been declared is where the Company’s President donated expertise and labor to develop a website for the Company.  The fair value of his contribution is $1,500, which was reported as a capital contribution and website expense.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
NOTE 3-             PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the consolidated financial statements under FASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from March 22, 2011 (date of inception) through September 30, 2012, of approximately $36,000 will begin to expire in 2031.  Accordingly, deferred tax assets of approximately $103,000 (calculated at an expected federal rate of 35%) were offset by the valuation allowance.

The Company has no tax positions at September 30, 2012, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from March 22, 2011, inception, to September 30, 2012, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at September 30, 2012.

NOTE 4 -             LOANS FROM STOCKHOLDERS

Stockholders have made unsecured loans to the Company for working capital purposes.  The total loans from stockholders were $46,562 as of September 30, 2012.

NOTE 5 -             STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2012, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

Common Stock

As of September 30, 2012, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. 4,845,000 shares are outstanding as of September 30, 2012.

The following details the stock transactions for the Company:

On March 25, 2011, the Company authorized the sale of 2,000,000 shares of its common stock to its founding President for $.01 per share for a total of $20,000 cash to provide initial working capital.

During August 2011, the Company sold 2,845,000 shares at $0.01 per share for proceeds of $28,450.  The proceeds were used for administrative expenses.

The $48,450 sale of stock and donated website labor of $1,500, less $68,069 net loss, equals a stockholders’ deficit of $18,119 as of September 30, 2012.

On August 7, 2012, the Company’s former President and director sold 2,000,000 shares of common stock to a new sole officer and director, in a private transaction.  As a result of the stock purchase, the new President owns 2,000,000 shares of common stock, which equals approximately 41.28% of the Company’s issued and outstanding common stock.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 6 -             DTC ELIGIBILITY

The Company has made application, with a payment of $10,000, for its shares to be deposited with the Depository Trust Corporation.  Future trades of its securities will consequently be simplified and expedited.

NOTE 7 -             GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred an operating deficit since its inception, is in the development stage and has generated no operating revenue. These items raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing and the success of future operations.  These consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 8 -             SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2012, through the date the consolidated financial statements were issued.  The following are events that occurred after September 30, 2012:

On October 11, 2012, the Company issued 1,000,000 shares of the Company’s common stock (“Shares”) to Daniel Walker, its sole officer and director (“Walker”), valued at $100,000 or $0.10 per share as payment for services rendered to the Company.

The issuance of Shares to Walker resulted in a change of control of the Company.  As of October 11, 2012, Walker owns an aggregate of 3,000,000 shares of the Registrant’s common stock, representing approximately 51.32% of the Registrant’s total issued and outstanding common stock.

On November 5, 2012, the Subsidiary entered into and closed a lease purchase agreement with Daniel K. Donkel and Samuel H. Cade (together, the “Sellers”) pursuant to which the Subsidiary acquired 100% of the record title of the Sellers to 17 oil and gas leases located in the State of Alaska consisting of approximately 46,399 acres in the North Slope region, while reserving a royalty of 16.67% for the State of Alaska and an overriding royalty of 4% for the Sellers, in exchange for a total purchase price of $1,250,000, with $150,000 of the purchase price due in cash at closing and the remaining $1,100,000 due in accordance with the terms of a promissory note between the Subsidiary and the Sellers.

On November 6, 2012, the Company entered into a subscription agreement with a non-U.S. investor pursuant to which the Company issued 1,500,000 shares of the Company’s $.001 par value common stock in exchange for proceeds of $150,000, or $0.10 per share.

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

All references in this Form 10-Q to the “Company,” “Registrant,” “Post Data,” “we,” “us,” or “our” are to Polar Petroleum Corp.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2012.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements for the period ended September 30, 2012, together with notes thereto, which are included in this Report.

Overview.  Polar Petroleum Corp. (the “Company,” the “Registrant,” “Post Data,” or “we,”) was incorporated in the State of Nevada on March 22, 2011 as Post Data, Inc.  We were previously a development stage company formed for purposes of decommissioning electronic data storage devices for permanent inoperability and unrecoverability of electronic data contained therein.  On July 30, 2012, our management changed and we entered into the oil and gas business to engage in the exploration, development and production of oil and gas properties primarily in the State of Alaska.

On August 22, 2012, we formed a wholly-owned subsidiary, Polar Petroleum (AK) Corp. (the “Subsidiary”), in the State of Alaska for purposes of operating our oil and gas business in the State of Alaska.

As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2012, on November 5, 2012, the Subsidiary entered into and closed a lease purchase agreement (the “Purchase Agreement”) with Daniel K. Donkel and Samuel H. Cade (together, the “Sellers”) pursuant to which the Subsidiary acquired 100% of the record title of the Sellers to 17 oil and gas leases located in the State of Alaska consisting of approximately 46,399 acres in the North Slope region (the “Leases”), while reserving a royalty of 16.67% for the State of Alaska and an overriding royalty of 4% for the Sellers, in exchange for a total purchase price of $1,250,000, with $150,000 of the purchase price due in cash at closing and the remaining $1,100,000 due in accordance with the terms of a promissory note between the Subsidiary and the Sellers (the “Promissory Note”).  In connection with the Purchase Agreement, the Subsidiary entered into a Promissory Note with the Sellers in the amount of $1,100,000.00.  The Promissory Note bears an annual interest rate of 0.30% and is payable in installments of $125,000 due every three months for the first year, $100,000 due every three months thereafter and the final payment of $300,000 due on or before October 31, 2014.   On November 6, 2012, we entered into a subscription agreement with a non-U.S. investor pursuant to which the Company issued 1,500,000 shares of the Company’s $.001 par value common stock in exchange for proceeds of $150,000, or $0.10 per share.  As a result of the consummation of the transactions contemplated by the Purchase Agreement, we believe we are no longer a shell company.

Our Business.  We are an exploration stage company focused on exploration, production and development of oil and natural gas in the United States. We currently own interests in certain oil and gas drilling areas and land leases located in the North Slope region of the State of Alaska.

Recent Developments.

On October 11, 2012, we issued 1,000,000 shares of our common stock (“Shares”) to Daniel Walker, our sole officer and director (“Walker”), valued at $100,000 or $0.10 per share as payment for services rendered to the Company.

The issuance of Shares to Walker resulted in a change of control of the Company.  As of November 14, 2012, Walker owns an aggregate of 3,000,000 shares of our common stock, representing approximately 51.32% of our total issued and outstanding common stock.

On October 24, 2012, we filed a Certificate of Amendment to our Articles of Incorporation (the “Certificate of Amendment”) with the Nevada Secretary of State to change our company name from “Post Data, Inc.” to “Polar Petroleum Corp.” (the “Name Change”) in order to better reflect the change in our business plan to oil and gas exploration, development and production. The effective date of the Name Change was November 2, 2012.

On October 24, 2012, we also filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes (the “Certificate of Change”) with the Nevada Secretary of State to effect a seven for one forward stock split of our common stock (the “Forward Stock Split”). The Certificate of Change increased the number of authorized shares of our common stock from 100,000,000 to 700,000,000 and the number of issued and outstanding shares of common stock for shareholders of record as of November 1, 2012, from 5,845,000 shares to 40,915,000 shares.  The effective date of the Forward Stock Split with the Nevada Secretary of State was November 2, 2012.

On November 5, 2012, the Subsidiary entered into and closed the Purchase Agreement with the Sellers to acquire the Leases consisting of approximately 46,399 acres in the North Slope region of Alaska.  As a result of the consummation of the transactions contemplated by the Purchase Agreement, we believe we are no longer a shell company.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements for the period ended September 30, 2012, together with notes thereto, which are included in this Report.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

For the six months ended September 30, 2012, as compared to the six months ended September 30, 2011.

Results of Operations.

Revenues.  We have not commenced operations and have generated no revenues to date.

Operating Expenses.  For the six months ended September 30, 2012, we incurred total operating expenses of $49,609 as compared to total operating expenses of $27,749 for the six months ended September 30, 2011. These expenses consisted of office expenses of $980, accounting expenses of $7,760, legal expenses of $10,115 and other service expenses of $30,753.  In comparison, for the six months ended September 30, 2011, our total operating expenses consisted of organizational expenses of $300, taxes and license expenses of $500, accounting expenses of $10,941, and legal expenses of $13,593.   The significant increase in total operating expenses from 2011 to 2012 is primarily due to increased legal, consulting, and accounting fees incurred in connection with expenses associated with regulation compliance during the six months ended September 30, 2012.

Net Loss.  For the six months ended September 30, 2012, our net loss was $49,639, as compared to the six months ended September 30, 2011, in which our net loss was $27,749.

Cash Flows.  For the six months ended September 30, 2012, cash used in operations totaled $44,478 primarily from an increase in accounts payable.  Cash provided by financing activities for the six month period ended September 30, 2012 totaled $46,187 and was attributed to loans from a shareholder. Cash provided by financing activities for the period from inception (March 22, 2011) through September 30, 2012, was $95,012. We received our initial funding of $20,000 through the sale of common stock to our former officer and director, Gerald O’Reilly.  Mr. O’Reilly purchased 2,000,000 shares of our common stock at $0.01 per share on March 25, 2011, for $20,000. We have received $28,450 through the sale of our common stock under our Prospectus, dated August 8, 2011, and filed as part of our S-1 Registration Statement and $46,562 in loans from a related party.

Liquidity and Capital Resources.  We have no cash assets as of September 30, 2012. We have only common stock as our capital resource. We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans.

During 2012, we expect to incur significant legal and accounting costs as a result of being a public company.

At September 30, 2012, the Company had no long-term debt. We may borrow money in the future to finance our future operations. Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Risk factors of the Registrant have been disclosed in the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

10.1	Purchase Agreement by and between Polar Petroleum (AK) Corp., the Sellers and Donkel Oil & Gas, LLC. (1)
10.2	Promissory Note by and between Polar Petroleum (AK) Corp. and the Sellers. (1)
10.3	Form of Subscription Agreement. (1)
31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Instant Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

    (1) Previously included in the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Polar Petroleum Corp. a Nevada corporation

Date: November 14, 2012	By:	/s/ Daniel Walker
Daniel Walker President (Principal Executive, Financial and Accounting Officer)