Form 10-Q
period 2012-12-31
Polar Petroleum Corp.
filed 2013-02-01
CIK 1520320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-174433

Polar Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	36-4697119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4300 B Street, Suite 505, Anchorage, Alaska 99503
(Address of principal executive offices) (Zip Code) 2248 Meridian Boulevard, Suite H, Minden, Nevada (Former Address of principal executive offices)

(907) 561-3001
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

As of January 30, 2013, there were 42,952,500 shares of the issuer's $.001 par value common stock issued and outstanding.

PART II

OTHER INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	DEC 31, 2012 (Unaudited)	MAR 31, 2012

ASSETS
Current Assets
Cash	$125,161	$-
Prepaid expenses and deposits	22,223
Total Current Assets	147,384	-

Equipment, net of accumulated depreciation of $284	1,425	-

Oil and gas properties, unproved property	1,267,653	-

TOTAL ASSETS	$1,416,462	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$3,988	$3,112
Loans from stockholders	78,596	375
Current portion of note payable	500,000	-
Total Current Liabilities	582,584	3,487

Long term portion of note payable	600,000	-

Total Liabilities	1,182,584	3,487

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.001, 700,000,000 shares authorized and 42,952,500 and 33,915,000 shares outstanding, respectively.	42,953	33,915
Additional paid-in capital	471,997	16,035
Deficit accumulated during the development stage	(281,072)	(53,437)

Total Stockholders' Equity	233,878	(3,487)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,416,462	$-

See accompanying notes to unaudited financial statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended DEC 31, 2012 (Unaudited)	Three Months Ended DEC 31, 2011 (Unaudited)	Nine Months Ended DEC 31, 2012 (Unaudited)	Nine Months Ended DEC 31, 2011 (Unaudited)	Cumulative Totals MAR 22, 2011 (Inception) to DEC 31, 2012 (Unaudited)

INCOME	$-	$-	$-	$-	$-

OPERATING EXPENSES
Organizational expenses	3,442	-	3,442	300	4,742
Taxes and licenses	200	-	200	500	1,075
Office expenses	4,401	28	5,381	28	5,409
Accounting	5,500	1,000	13,260	11,941	28,792
Legal expenses	13,188	5,302	23,303	18,895	44,023
DTC eligibility	-	-	-	-	10,000
Website expenses	-	1,500	-	1,500	1,500
Other services	150,716	601	181,469	3,016	184,935
Total Operating Expenses	177,447	8,431	227,055	36,180	280,476

NET LOSS BEFORE OTHER EXPENSE	(177,447)	(8,431)	(227,055)	(36,180)	(280,476)
OTHER EXPENSE
Interest	(550)	-	(580)	-	(596)
Total Other Expense	(550)	-	(580)	-	(596)

NET LOSS APPLICABLE TO COMMON SHARES	$(177,997)	$(8,431)	$(227,635)	$(36,180)	$(281,072)
NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	41,031,484	33,915,000	36,278,684	23,541,763

See accompanying notes to unaudited financial statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 22, 2011 (INCEPTION) THROUGH DECEMBER 31, 2012

	Common Stock		Additional Paid-in	Deficit accumulated during the development	Stockholders' Equity
	Shares	Amount	Capital	stage	(Deficit)
Beginning balance, March 22, 2011 (Inception)	-	$-	$-	$-	$-

Sale of shares at $.001 per share, March 2011	14,000,000	14,000	6,000	-	20,000

Net loss, period ended March 31, 2011	-	-	-	(1,000)	(1,000)

Balances, March 31, 2011	14,000,000	14,000	6,000	(1,000)	19,000

Sale of shares at $.001 per share, August 2011	19,915,000	19,915	8,535	-	28,450

Related party website labor donation	-	-	1,500	-	1,500

Net loss, year ended March 31, 2012	-	-	-	(52,437)	(52,437)

Balance, March 31, 2012	33,915,000	33,915	16,035	(53,437)	(3,487)

Shares issued for services at $.01 per share, October 2012	7,000,000	7,000	93,000	-	100,000

Sale of shares at $.10 per shares, November 2012	1,500,000	1,500	148,500	-	150,000

Sale of shares at $.40 per shares, December 2012	537,500	538	214,462	-	215,000

Net loss, period ended December 31, 2012	-	-	-	(227,635)	(197,635))

Balance, December 31, 2012 (unaudited)	42,952,500	$42,953	$471,997	$(281,072)	$233,878

See accompanying notes to unaudited financial statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended DEC 31, 2012 (Unaudited)	Nine Months Ended DEC 31, 2011 (Unaudited)	Cumulative Totals MAR 22, 2011 (Inception) to DEC 31, 2012 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(227,635)	$(36,180)	$(281,072)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Shares issued for services	100,000	-	100,000
Depreciation expense	284	-	284
Changes in assets and liabilities
Increase in prepaid expenses and deposits	(22,223)	(135)	(22,223)
Increase in accounts payable	876	640	3,988
Non-cash service donation	-	1,500	1,500

Net cash used in operating activities	(148,698)	(34,175)	(197,523)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,709)	-	(1,709)
Purchase of oil and gas properties	(167,653)	-	(167,653)

Net cash used in investing activities	(169,362)	-	(169,362)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	78,221	-	78,596
Sale of common stock	365,000	28,450	413,450

Net cash provided by financing activities	443,221	28,450	492,046

Net change in cash	125,161	(5,725)	125,161

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	19,000	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$125,161	$13,275	$125,161

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$30	$-	$30
Cash paid for taxes	$-	$-	$-

RELATED PARTY NON-CASH TRANSACTION:
Related party donation of website development labor	$-	$1,500	$1,500
Acquisition of oil and gas properties with debt	$1,100,000	$-	$1,100,000

See accompanying notes to unaudited financial statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

Polar Petroleum (“Polar”) was incorporated in the State of Nevada on March 22, 2011 as Post Data, Inc.  We were previously a development stage company formed for purposes of decommissioning electronic data storage devices for permanent inoperability and unrecoverability of electronic data contained therein.  On July 30, 2012, our management changed and we entered into the oil and gas business to engage in the exploration, development and production of oil and gas properties primarily in the State of Alaska.  The Company has selected March 31 as it fiscal year end.

On August 22, 2012, we formed a wholly-owned subsidiary, Polar Petroleum (AK) Corp., in the State of Alaska for purposes of operating our oil and gas business in the State of Alaska.

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

On October 24, 2012, we also filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes (the “Certificate of Change”) with the Nevada Secretary of State to effect a seven for one forward stock split of our common stock (the “Forward Stock Split”). The Certificate of Change increased the number of authorized shares of our common stock from 100,000,000 to 700,000,000 and the number of issued and outstanding shares of common stock for shareholders of record as of November 1, 2012, from 5,845,000 shares to 40,915,000 shares.  The effective date of the Forward Stock Split with the Nevada Secretary of State was November 2, 2012. The Name Change and the Forward Split took effect in the OTC markets at the open of business on November 6, 2012.

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended March 31, 2012 filed in its annual report on Form 10-K. The Company is currently in the exploration stage. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies. An exploration-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

NOTE 2-                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in FASC 915-10-05, “Development Stage Entity.”    The Company is devoting substantially all of its efforts to the execution of its business plan.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $125,161 and $0 cash available as of December 31, 2012 and March 31, 2012, respectively.

Net Income or (Loss) Per Share of Common Stock

The Company follows financial accounting standards, which provide for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of any other securities that could share in the earnings of the entity.  There were no common stock equivalents outstanding at December 31, 2012 and March 31, 2012.  If there were, however, they would still be excluded from the calculation of diluted earnings per share.  Net losses for the periods would have made the calculation result anti-dilutive.

As of December 31, 2012, the Company had 42,952,500 shares outstanding.  The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Oil and Gas Properties

Oil and gas investments are accounted for by the full-cost method of accounting.  Accordingly, all costs associated with property acquisition, exploration, and development activities are capitalized.  Depletion of capitalized oil and gas well costs is provided using the units of production method based on estimated proved developed oil and gas reserves of the respective oil and gas properties. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated.

Asset Retirement Obligations

In August 2001, the FASB issued ASC 410-20,"Accounting for Asset Retirement Obligations" (ASC 410-20). ASC 410-20 requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2-                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long lived assets such as oil and gas properties and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  Impairment of unproved oil and gas properties is determined by ASC 932, “Extractive Activities – Oil and Gas”.  The Company had no impairment charges as of December 31, 2012.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with ASC 830“Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into United States dollars at rates of exchange in effect at the balance sheet date.  Non-monetary items, including equity, are translated at the historical rate of exchange.  Revenues and expenses are translated at the average rates of exchange during the year. During the nine months ended December 31, 2012, the company had immaterial translations which were deemed to be irrelevant.

Office Space and Labor

The Company’s Officers and Directors provide office space and labor to support the business plan.  As of December 31, 2012, the only value that has been declared is where the Company’s President donated expertise and labor to develop a website for the Company.  The fair value of his contribution is $1,500, which was reported as a capital contribution and website expense.

Recently Enacted Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

 NOTE 3-                 PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the consolidated financial statements under FASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from March 22, 2011 (date of inception) through December 31, 2012, of approximately $281,000 will begin to expire in 2031.  Accordingly, deferred tax assets of approximately $98,000 (calculated at an expected federal rate of 35%) were completely offset by a valuation allowance.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

 NOTE 3-                 PROVISION FOR INCOME TAXES Continued)

The Company has no tax positions at December 31, 2012, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from March 22, 2011, inception, to December 31, 2012, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at December 31, 2012.

NOTE 4 -                OIL WELL PROPERTIES

On November 5, 2012, Polar Petroleum (AK) Corp., a wholly-owned subsidiary (the “Subsidiary”) of Polar entered into and closed a lease purchase agreement (the “Purchase Agreement”) with Daniel K. Donkel and Samuel H. Cade (together, the “Sellers”) pursuant to which the Subsidiary acquired 100% of the record title of the Sellers to 17 oil and gas leases located in the State of Alaska (the “Leases”), while reserving a royalty of 16.67% for the State of Alaska and an overriding royalty of 4% for the Sellers, in exchange for a total purchase price of $1,250,000, with $150,000 of the purchase price due in cash at closing and the remaining $1,100,000 due in accordance with the terms of a promissory note between the Subsidiary and the Sellers (the “Promissory Note”).  The Purchase Agreement also provides that the Subsidiary is required to drill a test well (the “Test Well”) to a depth of at least 8,000 feet on one of three designated Leases (the “Test Well Leases”) within 2 years of the closing of the Purchase Agreement and, upon such drilling of the Test Well, the Subsidiary will assign a 20% working interest in such Test Well Lease to Donkel Oil & Gas, LLC.  Failure to complete drilling of the Test Well will result in the Subsidiary’s forfeiture of its interest in all of the three Test Well Leases.  The Purchase Agreement contains customary representations and warranties by the Subsidiary and the Sellers.

In connection with the Purchase Agreement, the Subsidiary entered into an Escrow Agreement with the Sellers (the “Escrow Agreement”) pursuant to which the Subsidiary executed and delivered to the escrow agent assignments (the “Assignments”) to re-assign 100% of its record title to the Test Well Leases back to the Sellers as collateral and security for the Subsidiary’s performance pursuant to the terms of the Purchase Agreement.  In the event the Subsidiary fails to drill the Test Well, the Assignments will be delivered by the escrow agent to the Sellers for filing with the State of Alaska.

NOTE 5 -                NOTE PAYABLE

In connection with the Purchase Agreement, the Subsidiary entered into a Promissory Note with the Sellers in the amount of $1,100,000.00.  The Promissory Note bears an annual interest rate of 0.30% and is payable in installments of $125,000 due every three months for the first year, $100,000 due every three months thereafter and the final payment of $300,000 due on or before October 31, 2014.   The Promissory Note is secured by terms and provisions of the Purchase Agreement.

NOTE 6 -                LOANS FROM STOCKHOLDERS

Stockholders have made unsecured loans to the Company for working capital purposes.  The total loans from stockholders were $78,596 as of December 31, 2012.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
NOTE 7 -                STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of December 31, 2012, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

Common Stock

As of December 31, 2012, the Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share. 42,952,500 shares are outstanding as of December 31, 2012.

The following details the stock transactions for the Company:

On March 25, 2011, the Company authorized the sale of 14,000,000 shares of its common stock to its founding President for $.001 per share for a total of $20,000 cash to provide initial working capital.

During August, 2011, the Company sold 19,915,000 shares at $.001 per share for proceeds of $28,450.  The proceeds were used for administrative expenses.

On August 7, 2012, the Company’s former President and director sold 14,000,000 shares of common stock to a new sole officer and director, in a private transaction.  As a result of the stock purchase, the new President owns 14,000,000 shares of common stock, which equals approximately 41.28% of the Company’s issued and outstanding common stock.

On October 11, 2012, the Company issued 7,000,000 shares of the Company’s common stock (“Shares”) to Daniel Walker, its sole officer and director (“Walker”), valued at $100,000 as payment for services rendered to the Company

On November 6, 2012, the Company entered into a subscription agreement with a non-U.S. investor pursuant to which the Company issued 1,500,000 shares of the Company’s $.001 par value common stock in exchange for proceeds of $150,000, or $0.10 per share

On December 18, 2012, the Company entered into a subscription agreement with a non-U.S. investor pursuant to which the Company issued 225,000 shares of the Company’s $.001 par value common stock in exchange for proceeds of $90,000, or $0.40 per share

On December 24, 2012, the Company entered into a subscription agreement with a non-U.S. investor pursuant to which the Company issued 312,500 shares of the Company’s $.001 par value common stock in exchange for proceeds of $125,000, or $0.40 per share

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 8 -                DTC ELIGIBILITY

The Company has made application, with a payment of $10,000, for its shares to be deposited with the Depository Trust Corporation.  Future trades of its securities will consequently be simplified and expedited.

NOTE 9 -                GOING CONCERN

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

NOTE 10 -              SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2012, through the date the consolidated financial statements were issued.  There are no subsequent events required to be disclosed.

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

All references in this Form 10-Q to the “Company,” “Post Data,” “we,” “us,” or “our” are to Polar Petroleum Corp.

Critical Accounting Policy and Estimates.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended December 31, 2012.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements for the period ended December 31, 2012, together with notes thereto, which are included in this Report.

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

As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2012, on November 5, 2012, the Subsidiary entered into and closed a lease purchase agreement (the “Purchase Agreement”) with Daniel K. Donkel and Samuel H. Cade (together, the “Sellers”) pursuant to which the Subsidiary acquired 100% of the record title of the Sellers to 17 oil and gas leases located in the State of Alaska consisting of approximately 46,399 acres in the North Slope region (the “Leases”), while reserving a royalty of 16.67% for the State of Alaska and an overriding royalty of 4% for the Sellers, in exchange for a total purchase price of $1,250,000, with $150,000 of the purchase price due in cash at closing and the remaining $1,100,000 due in accordance with the terms of a promissory note between the Subsidiary and the Sellers (the “Promissory Note”).  In connection with the Purchase Agreement, the Subsidiary entered into a Promissory Note with the Sellers in the amount of $1,100,000.00.  The Promissory Note bears an annual interest rate of 0.30% and is payable in installments of $125,000 due every three months for the first year, $100,000 due every three months thereafter and the final payment of $300,000 due on or before October 31, 2014.   As a result of the consummation of the transactions contemplated by the Purchase Agreement, we are no longer a shell company.

Our Business.

We are an exploration stage company focused on exploration, production and development of oil and natural gas in the United States. We currently own interests in certain oil and gas drilling areas and land leases located in the North Slope region of the State of Alaska.

Recent Developments.

On October 11, 2012, we issued 7,000,000 shares of our common stock (“Shares”) to Daniel Walker, our sole officer and director (“Walker”), valued at $100,000 as payment for services rendered to the Company.

The issuance of Shares to Walker resulted in a change of control of the Company.  As of November 14, 2012, Walker owns an aggregate of 21,000,000 shares of our common stock, representing approximately 48.89% of our total issued and outstanding common stock.

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

On October 24, 2012, we also filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes (the “Certificate of Change”) with the Nevada Secretary of State to effect a seven for one forward stock split of our common stock (the “Forward Stock Split”). The Certificate of Change increased the number of authorized shares of our common stock from 100,000,000 to 700,000,000.  The effective date of the Forward Stock Split with the Nevada Secretary of State was November 2, 2012.

On November 5, 2012, the Subsidiary entered into and closed the Purchase Agreement with the Sellers to acquire the Leases consisting of approximately 46,399 acres in the North Slope region of Alaska.  .

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements for the period ended December 31, 2012, together with notes thereto, which are included in this Report.

Going Concern:  We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings:  We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements:  We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

For the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011.

Results of Operations.

Revenues.  We have not commenced operations and have generated no revenues to date.

Operating Expenses.  For the nine months ended December 31, 2012, we incurred total operating expenses of $227,055 as compared to total operating expenses of $36,180 for the nine months ended December 31, 2011. The significant increase in total operating expenses from 2011 to 2012 is primarily due to increased activity related to setup of the subsidiary as well as increased activities in regulation compliance during the nine months ended December 31, 2012.

Net Loss.  For the nine months ended December 31, 2012, our net loss was $227,635, as compared to the nine months ended December 31, 2011, in which our net loss was $36,180.

Cash Flows.  For the nine months ended December 31, 2012, cash used in operations totaled $148,698 primarily from an increase in expenses related to organization costs associated with the subsidiary as well and fees associated with SEC filings such as accounting, legal, edgar, and XBLR.  Cash provided by financing activities for the nine month period ended December 31, 2012 totaled $443,221 and was attributed to loans from shareholders to pay for company expenses as well as the sale of common stock for cash. Cash provided by financing activities for the period from inception (March 22, 2011) through December 31, 2012, was $492,046. We received our initial funding of $20,000 through the sale of common stock to our former officer and director, Gerald O’Reilly.  Mr. O’Reilly purchased 14,000,000 shares of our common stock at $0.001 per share on March 25, 2011, for $20,000. We have received $28,450 through the sale of our common stock under our Prospectus, dated August 8, 2011, and filed as part of our S-1 Registration Statement.  Under a private placement entered into in 2012 with a non-US investor we received $365,000 in cash and $78,596 in loans from a related party.

Liquidity and Capital Resources.  We have one cash account as of December 31, 2012 with a balance of $125,161.  We have common stock as another capital resource. We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations.

During 2012, we expect to incur significant legal and accounting costs as a result of being a public company.
At December 31, 2012, the Company had $600,000 of long-term debt. We may borrow additional money in the future to finance our future operations. Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

We may issue additional shares to finance our future operations, although the Company does not currently contemplate doing so. Any such issuance will reduce the control of previous investors and may result in substantial additional dilution to investors.

We need additional funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be inadequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue our operations. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, we hope that our officer or majority shareholder will contribute funds to pay for our expenses to achieve our objectives over the next twelve months, although we cannot guaranty that either those parties will contribute funds to pay our expenses.  See “Note 9 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Quarterly Issuances:

On August 7, 2012, the Company’s former President and director sold 14,000,000 shares of common stock to a new sole officer and director, in a private transaction.  As a result of the stock purchase, the new President owns 14,000,000 shares of common stock, which equals approximately 32.59% of the Company’s issued and outstanding common stock.

On October 11, 2012, Post Data, Inc. (the “Registrant”) issued 7,000,000 shares of the Registrant’s common stock (“Shares”) to Daniel Walker, its sole officer and director (“Walker”), valued at $100,000 as payment for services rendered to the Registrant.

On November 6, 2012, the Company entered into a subscription agreement with a non-U.S. investor pursuant to which the Company issued 1,500,000 shares of the Company’s $.001 par value common stock in exchange for proceeds of $150,000, or $0.10 per share

On December 18, 2012, the Company entered into a subscription agreement with a non-U.S. investor pursuant to which the Company issued 225,000 shares of the Company’s $.001 par value common stock in exchange for proceeds of $90,000, or $0.40 per share

On December 24, 2012, the Company entered into a subscription agreement with a non-U.S. investor pursuant to which the Company issued 312,500 shares of the Company’s $.001 par value common stock in exchange for proceeds of $125,000, or $0.40 per share

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Change of Address

Effective as of January 30, 2013, the Company’s new mailing and business address shall be 4300 B Street, Suite 505, Anchorage, Alaska 99503. The Company’s new telephone number shall be (907) 561-3001.

Item 6.  Exhibits.

31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.ins*	Instant Document	Filed herewith.
101.sch*	XBRL Taxonomy Schema Document	Filed herewith.
101.cal*	XBRL Taxonomy Calculation Linkbase Document	Filed herewith.
101.def*	XBRL Taxonomy Definition Linkbase Document	Filed herewith.
101.lab*	XBRL Taxonomy Label Linkbase Document	Filed herewith.
101.pre*	XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

  *Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Polar Petroleum Corp., a Nevada corporation

Date: February 1, 2013	By:	/s/ Daniel Walker
Daniel Walker President (Principal Executive, Financial and Accounting Officer)