Form 10-K
period 2013-03-31
Polar Petroleum Corp.
filed 2013-07-16
CIK 1520320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
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

(907) 561-3001
(Registrant’s Telephone Number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                         [   ] Yes [X] No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.                       [   ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                      Accelerated filer [   ]
Non-accelerated Filer [   ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 28, 2012 was $Nil based upon the price ($Nil) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of July 16, 2013, there were 43,617,828 shares of the issuer's $.001 par value common stock issued and outstanding.

Polar Petroleum Corp.
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2013

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein.  You should carefully review the risks described in our other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “Polar Petroleum,” “we,” “us,” or, “our,” “Post Data, Inc.” “POLR” are references toPolar Petroleum, Corp. All references to “USD” or United States Dollars refer to the legal currency of the United States of America. .

ITEM 1.  BUSINESS

Overview

As used in this report, unless otherwise indicated, the terms “Registrant,” “Polar Petroleum,”  “Company,” “we,” “us” and similar terms refer to Polar Petroleum Corp., a Nevada corporation and its wholly-owned subsidiary, Polar Petroleum (AK) Corp., an Alaska corporation (“Polar AK” or “Subsidiary”).

History

Polar Petroleum was incorporated in the State of Nevada on March 22, 2011 as Post Data, Inc.  We were previously a development stage company formed for purposes of decommissioning electronic data storage devices for permanent inoperability and unrecoverability of electronic data contained therein.  On July 30, 2012, our management changed and we entered into the oil and gas business to engage in the exploration, development and production of oil and gas properties primarily in the State of Alaska.

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

We have not undertaken any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of our business. We have not been a party to any bankruptcy, receivership or similar proceeding.

Our Business

We are an exploration stage company focused on exploration, production and development of oil and natural gas in the United States.  We currently own interests in certain oil and gas drilling areas and land leases located in the North Slope region of the State of Alaska.

Description of Properties

Our oil and gas interests consist of 29 oil and gas land leases covering approximately 66,061 acres located in the North Slope region of the State of Alaska.  We are currently developing our plan of operation for the leases and intend to begin the process of obtaining all necessary governmental approvals and permits in order to commence our operations.

Business Strategy

Our strategy is to increase shareholder value through strategic acquisitions, appraisal drilling and development. We are focused on the acquisition, appraisal development and exploitation of oil and gas properties.  We are also searching for possible joint-ventures and new prospects that fit our strategic focus.

Competition

We compete with other companies for financing and for the acquisition of new oil and gas properties. Many of the oil and gas exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas properties of merit, on exploration of their properties and on development of their properties. In addition, they may be able to afford more geological and other technical expertise in the targeting and exploration of oil and gas properties. This competition could result in competitors having properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could have an adverse impact on our ability to achieve the financing necessary for us to conduct further exploration of our acquired properties.

We will also compete with other junior oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas exploration companies. The presence of competing junior oil and gas exploration companies may have an adverse impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.

Compliance with Government Regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties.  Matters subject to regulation include permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties and taxation.  From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state and local laws and regulations relating primarily to the protection of human health and the environment. To date, we have incurred no cost related to complying with these laws, for remediation of existing environmental contamination and for plugging and reclamation of our oil and gas exploration property. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Subsidiaries

We wholly own and operate Polar Petroleum (AK) Corp., an Alaska corporation.

Employees

As of May 7, 2013, we had no employees other than Daniel Walker, our sole officer and director.

We plan to outsource independent consultant engineers and geologists on a part time basis to conduct specific corporate business and exploration programs on our properties in order to carry out our plan of operations. Consultants will be retained on the basis of ability and experience.

Intellectual Property

We do not own any copyrights, patents or trademarks.

Internet Website

www.polarpetro.com

Research and Development

The Company conducts oil and gas exploration activities on oil and gas properties in order to assess whether these claims possess commercially exploitable oil and gas deposits.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  If any of the following risks actually occurs, our business, financial condition, and/or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  You should only purchase our securities if you can afford to suffer the loss of your entire investment.

Risks Related to our Business:

We have a limited operating history upon which an evaluation of our prospects can be made.

We were incorporated in March 2011, and we recently entered the oil and gas business. Our lack of operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues.

We have limited revenues to sustain our operations.

We are currently developing our business and have not generated any revenues to date. We are not able to predict whether we will be able to develop our business and generate any significant revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable operations, then our business will fail.

We will need additional financing to execute our business plan.

We have no revenues from our current operations to support our operating costs and anticipated drilling programs. We will need substantial additional funds to:

●	effectuate our business plan;
●	fund the acquisition, exploration, development and production of oil and natural gas in the future;
●	fund future drilling programs; and
●	hire and retain key employees.

We may seek funds through public or private equity or debt financing, via strategic transactions, and/or from other sources. There are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we may need to reduce, defer or cancel drilling programs, planned initiatives, or overhead expenditures to the extent necessary.  The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations.

Failure to successfully complete the terms of the Purchase Agreement, Escrow Agreement and Promissory Note will adversely effect our business, financial condition, and results of operations.

As part of the Purchase Agreement, that our wholly-owned subsidiary Polar Petroleum (AK) Corp., entered into with Mr. Donkel and Mr. Cade, we are required to make certain payments on a quarterly basis. The required payments are $125,000 a quarter for the first twelve (12) months, then $100,000 a quarter for the second twelve (12) months, and a $300,000 payment on or before the last day of the twenty-fourth (24) month after the date of the Promissory Note that was entered into as part of the Purchase Agreement. The Company is also required within the first two (2) years after closing the Purchase Agreement to drill at least one, eight thousand (8,000) foot deep test well, on one of the three designated leases, or the Company will forfeit the Company’s interest in all the leases. If the Company fails to either make the required payments or fails to drill the required eight thousand (8,000) foot test well as per the Purchase Agreement, the Company will be materially negatively affected, all money and effort put into the Leases will be lost, and the Company may cease operations entirely.

Additional capital may be costly or difficult to obtain.

Additional capital, whether through the offering of equity or debt securities, may not be available on reasonable terms or at all, especially in light of the current economy and dislocations in the credit and capital markets. If we are unable to obtain required additional capital, we may have to curtail our plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.  We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Because we are small and have limited access to additional capital, we may have to limit our exploration and development activity, which may result in a loss of investment.

We have a small asset base and limited access to additional capital. Accordingly, we must limit our exploration and development activity. As such, we may not be able to complete an exploration and development program that is as thorough as our management would like. In that event, existing resources may go undiscovered. Without finding resources, we will not be able to generate revenues and investors may lose their investment.

Oil exploration and development activities are subject to many risks which may affect our ability to obtain any level of commercial success.

Oil exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may negatively affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, insufficient storage or transportation capacity or other geological and mechanical conditions. Production delays and declines from normal field operating conditions cannot be eliminated and can be expected to negatively affect revenue and cash flow levels to varying degrees.

Our commercial success depends on our ability to find, acquire, develop and commercially produce oil and natural gas resources.

Our ability to generate revenues will depend not only on our ability to explore and develop any properties we may acquire, but also on our ability to select and acquire suitable producing properties or prospects.  We cannot guarantee that we will be able to locate satisfactory properties for acquisition or participation.  Moreover, if such acquisitions or participations are identified, we may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations economically disadvantageous.  In addition, because we have limited capital, we may not be able to complete an exploration program as thorough as our management would like. We cannot guarantee that commercial quantities of oil will be discovered or acquired by us.

Our operations may rely extensively on third-parties who, if not successful, could have a material adverse effect on our results of operation.

Our current ability to develop and grow our operations depends on the success of our consultants and drilling partners.  As a result, we do not control the timing or success of the development, exploitation, production and exploration activities relating to our leasehold interests.  If our consultants and drilling partners are not successful in such activities relating to our leasehold interests, or are unable or unwilling to perform, our financial condition and results of operation would be materially adversely affected. As of the date of this filing, the Company has not entered into any third-party arrangements or agreements.

Our oil and gas operations are subject to operating hazards that may increase our operating costs to prevent such hazards, or may materially affect our operating results if any of such hazards were to occur.

Oil and natural gas exploration, development and production operations are subject to all the risks and hazards typically associated with such operations, including hazards such as fire, explosion, blowouts, cratering, unplanned gas releases and spills, each of which could result in substantial damage to our wells, production facilities, other property and the environment or in personal injury. Oil and gas production operations are also subject to all the risks typically associated with such operations, including encountering unexpected formations or pressures, premature decline of reservoirs and the invasion of water into hydrocarbon producing formations. Losses resulting from the occurrence of any of these risks could negatively affect our results of operations, liquidity and financial condition.

To date, we have not generated any revenues from our oil lease interests.  In addition, we will not have revenues to support our activities should the wells drilled or properties acquired prove not to be commercially viable.  We cannot guarantee that commercial quantities of oil and gas will be successfully produced as a result of our exploration and development efforts.  Further there is no guarantee that we will generate sufficient revenues from current production.

Our exploration and development activities will depend in part on the evaluation of data obtained through geophysical testing and geological analysis, as well as test drilling activity.

The results of geophysical testing and geological analysis are subjective, and we cannot guarantee that the exploration and development activities we conduct based on positive analysis will produce oil or gas in commercial quantities or costs.  As we perform developmental and exploratory activities, further data required for evaluation of our oil and gas interests will become available.  The exploration and development activities that will be undertaken by us are subject to greater risks than those associated with the acquisition and ownership of producing properties.  The drilling of development wells, although generally consisting of drilling to reservoirs believed to be productive, may result in dry holes or a failure to produce oil or gas in commercial quantities.  Moreover, any drilling of exploratory wells is subject to significant risk of dry holes.

We may depend on the services of third parties for material aspects of our operations, including drilling operators, and accordingly if we cannot obtain certain third party services, we may not be able to operate.

We may rely on third parties to operate the assets in which we possess an interest. Assuming the presence of commercial quantities of oil on our property, the success of the oil operations, whether considered on the basis of drilling operations or production operations, will depend largely on whether the operator of the property properly fulfills our obligations.  As a result, our ability to exercise influence over the operation of these assets or their associated costs may be extremely limited.  Our performance will therefore depend upon a number of factors that may be outside of our control, including the timing and amount of capital expenditures, the operator’s expertise and financial resources, the approval of other participants, the selection of technology, and risk management practices.  The failure of third party operators and their contractors to perform their services in a proper manner will negatively affect our operations.

Our lack of diversification will increase the risk of an investment in us, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our current business focus is on the oil and gas industry in the State of Alaska. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate, than we would if our business were more diversified, enhancing our risk profile.

If we are unable to successfully compete with the large number of oil and natural gas producers in our industry, we may not be able to achieve profitable operations.

Oil and natural gas exploration is intensely competitive in all its phases and involves a high degree of risk.  We compete with numerous other participants in the search for and the acquisition of oil and natural gas properties and in the marketing of oil and natural gas.  Our competitors include energy companies that have substantially greater financial resources, staff and facilities than us. Our ability to succeed in the future will depend not only on our ability to explore and develop our existing properties, but also on our ability to select and acquire suitable producing properties or prospects for exploratory drilling.  Competitive factors in the distribution and marketing of oil and natural gas include price and methods and reliability of delivery.  Competition may also be presented by alternate fuel sources.

We are highly dependent on our strategic relationships, which are subject to change.

Our ability to successfully acquire additional properties, to participate in drilling opportunities and to identify and enter into commercial arrangements will depend on developing and maintaining close working relationships with industry participants and our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment.  Our inability to maintain close working relationships with industry participants or continue to acquire suitable property may impair our ability to execute our business plan.

To develop our business, we need to continue to foster the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other crude oil and natural gas companies.  We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them.  In addition, our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships.  If sufficient strategic relationships are not established and maintained, our business prospects, financial condition and results of operations may be materially adversely affected.

Our property is held in the form of leases and working interests in leases. If the specific requirements of such leases and working interests are not met, the instrument may terminate or expire.

Our property is held under interests in oil and gas leases and working interests in leases. If we fail to meet the specific requirements of each lease or working interest, especially future drilling and production requirements, the lease may be terminated or otherwise expire. We cannot be assured that we will be able to meet our obligations under each lease and working interest. The termination or expiration of our working interest relating to any lease would harm our business, financial condition and results of operations.

Current global financial conditions have been characterized by increased volatility which could negatively impact our business and future prospects.

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot guarantee that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations will negatively impact our business, prospects, liquidity and financial condition.

Our officers and directors are engaged in other activities that could conflict with our interests. Therefore, our officers and directors may not devote sufficient time to our affairs, which may affect our ability to conduct business activities and generate revenues.

Our officers and directors have existing responsibilities and may have additional responsibilities to provide management and services to other entities. As a result, conflicts of interest between us and the other activities of those entities may occur from time to time, in that our officers and directors shall have conflicts of interest in allocating time, services, and functions between the other business ventures in which they may be or become involved and our affairs.

We depend on the efforts and abilities of our sole officer and director.

We have one full time employee, Daniel Walker. Outside demands on his time may prevent him from devoting sufficient time to our operations. In addition, the demands on his time will increase because of our status as a public company.  Mr. Walker has very limited experience managing a public company, which may impact our ability to meet our financial and business objectives as potential investors may not want to invest in a company whose management has limited public company experience. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained.   We cannot guarantee that our management will remain with us.

Seasonal weather conditions and other factors could adversely affect our ability to conduct drilling activities.

Our operations could be adversely affected by seasonal weather conditions and wildlife restrictions on federal leases. In some areas, certain drilling and other oil and gas activities can only be conducted during limited times of the year, typically during the summer months. This would limit our ability to operate in these areas and could intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs, which could have a material adverse effect upon us and our results of operations.

We are subject to various regulatory requirements, including environmental regulations, and may incur substantial costs to comply and remain in compliance with those requirements.

Our operations in the United States are subject to regulation at the federal, state and local levels, including regulation relating to matters such as the exploration for and the development, production, marketing, pricing, transmission and storage of oil and gas, as well as environmental and safety matters.  Failure to comply with applicable regulations could result in fines or penalties being owed to third parties or governmental entities, the payment of which could negatively impact our financial condition or results of operations.  Our operations are subject to significant laws and regulations, which may negatively affect our ability to conduct business or increase our costs.  Extensive federal, state and local laws and regulations relating to health and environmental quality in the United States affect nearly all of our operations.  These laws and regulations set various standards regulating various aspects of health and environmental quality, provide for penalties and other liabilities for the violation of these standards, and in some circumstances, establish obligations to remediate current and former facilities and off-site locations.

Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. No assurance can be given that environmental laws will not result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise adversely impact our financial condition, results of operations or prospects.  We could incur significant liability for damages, clean-up costs and/or penalties in the event of discharges into the environment, environmental damage caused by us or previous owners of our property or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, we could face actions brought by private parties or citizens groups.

Moreover, we cannot predict what legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered, enforced or made more stringent. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of the regulatory agencies, could require us to make material expenditures for the installation and operation of systems and equipment for remedial measures, all of which could have a material adverse effect on our financial condition or results of operations.

The market for oil and natural gas is subject to a number of factors that are beyond our control, and may adversely impact our ability to generate significant revenues, or to achieve profitability.

The marketability and price of oil and natural gas that may be acquired or discovered by us will be affected by numerous factors beyond our control.  Our ability to generate revenues may depend upon acquiring space on pipelines that deliver hydrocarbons to commercial markets. We may be affected by deliverability uncertainties related to the proximity of our properties to pipelines and processing facilities, by operational problems with such pipelines and facilities, and by government regulation relating to price, taxes, royalties, land tenure, allowable production, the export of oil and gas and by many other aspects of the oil and gas business.

Our ability to generate revenues and grow our operations are substantially dependent on prevailing prices of oil and natural gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control. These factors include economic conditions in the United States, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil, the price of foreign imports and the availability of alternative fuel sources. Any substantial and extended decline in the price of oil and natural gas would have an adverse effect on our borrowing capacity, revenues, profitability and cash flows from operations.

Volatile commodity prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

The potential profitability of oil and gas properties depends upon factors beyond our control.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance. In addition, a productive well may become uneconomic in the event that water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on invested capital.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of ‘34 will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $150,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Risks Related to our Common Stock

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of the registered shares.

Our articles of incorporation allow us to issue 20,000,000 shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. Furthermore, Daniel Walker serves as our sole director and, therefore, has the ability to issue preferred stock without shareholder approval, especially in the event the offering is not subscribed sufficiently to constitute a majority of the issue and outstanding shares of common stock. As a result, our sole director could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Investors should not look to dividends as a source of income.

We do not intend to pay cash dividends in the foreseeable future.  Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

Our common stock is subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.  Penny stocks generally are equity securities with a price of less than $5.00 per share.  The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Our common shares are thinly-traded, and in the future, may continue to be thinly-traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock may be particularly volatile given our status as a relatively small company and lack of significant revenues that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of revenues or profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the OTCQB and Over-The-Counter Bulletin Board, where our shares of common stock are quoted, generally have been very volatile and have experienced sharp share-price and trading-volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

●	variations in our operating results;
●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
●	changes in operating and stock price performance of other companies in our industry;
●	additions or departures of key personnel; and
●	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Volatility of stock price may restrict sale opportunities.

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions, estimates and projections by the investment community and public comments by other persons, and many other factors, many of which are beyond our control.  We may be unable to achieve analysts’ revenue or earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others.  There can be no assurance that we will achieve projected levels of revenues. As a result, our stock price is subject to significant volatility and stockholders may not be able to sell our stock at attractive prices.

We will need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

Our current cash and cash equivalents are not sufficient to meet our anticipated cash needs for the near future. We will require additional cash resources for investments and acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we will seek to sell additional equity or debt securities. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Rule 144 related risk.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding; or
●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Restrictions on the reliance of rule 144 by shell companies or former shell companies.

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business-combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company,
●	The issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act,
●
The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, it is likely that pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell our shares without registration until one year after we have completed our initial business combination.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our oil and gas interests consist of 29 oil and gas land leases covering approximately 66,061acres located in the North Slope region of the State of Alaska.  We are currently developing our plan of operation for the leases and intend to begin the process of obtaining all necessary governmental approvals and permits in order to commence our operations.

ITEM 3. LEGAL PROCEEDINGS.

Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings that are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ANDISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On June 10, 2013, the Securities and Exchange Commission announced the temporary suspension, pursuant to Section 12(k) of the Securities Exchange Act of 1934, of trading in the securities of Polar at 9:30 a.m. EDT on June 10, 2013, and terminating at 11:59 p.m. EDT on June 21, 2013. The Commission temporarily suspended trading in the securities of Polar because of questions regarding the accuracy and adequacy of assertions by Polar, and by others, to investors in press releases and promotional material concerning, among other things, the company’s assets, operations, and financial condition. This order was entered pursuant to Section 12(k) of the Securities Exchange Act.

Our common stock is currently quoted on the OTC Markets. Our common stock has been quoted since January 12, 2012, and we currently trade under the symbol “POLR.”  Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

       The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC Markets since we began trading January 12, 2012 based on our fiscal year end March 31. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
March 31,	Period	High	Low
2012	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	1.60	1.02

2013	First Quarter	5.99	0.45

Holders

As of July 16, 2013, an aggregate of 43,617,828 shares of our common stock were issued and outstanding and were owned by approximately 26 holders of record, based on information provided by our transfer agent.

Penny Stock Regulation

Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
●
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

●	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
●	a toll-free telephone number for inquiries on disciplinary actions;
●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

●	the bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

DESCRIPTION OF REGISTRANT’S SECURITIES

We have authorized capital stock consisting of 700,000,000 shares of common stock, $0.001 par value per share (“Common Stock”)  and 20,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”). As of July 16, 2013, there are 43,617,828 issued and outstanding shares of our common stock and no issued and outstanding shares of our Preferred Stock.

Common Stock

The holders of outstanding shares of Common Stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine. Holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. There is no cumulative voting of the election of directors then standing for election. The Common Stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of our company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors. Each outstanding share of Common Stock is, and all shares of Common Stock to be outstanding will, upon payment therefore be, duly and validly issued, fully paid and non-assessable.

Preferred Stock

We have not designated the right and preferences of our Preferred Stock. The availability or issuance of these shares could delay, defer, discourage or prevent a change in control.

Equity Compensation Plans

We do not have any equity compensation plans in place, whether approved by the shareholders or not.

Warrants, Options and Convertible Securities

We do not have any outstanding warrants, options or convertible securities.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future. We intend to devote any earnings to fund the operations and the development of our business.

Recent Sales of Unregistered Securities

The Company requested draw downs per the equity finance agreement as follows:
•	On April 16, 2013, in the amount of $100,000 for 156,128 shares of the Company’s $.001 par value common stock.
•	On May 6, 2013, in the amount of $150,000 for 64,412 shares of the Company’s $.001 par value common stock.
•	On May 15, 2013, in the amount of $250,000 for 80,013 shares of the Company’s $.001 par value common stock.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Business Overview

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

Results of Operations for the fiscal years ended March 31, 2013 and March 31, 2012

Revenues

The Company has not generated any revenues for the fiscal years ended March 31, 2013 and 2012.

Operating Expenses

The Company expenses for fiscal years ended March 31, 2013 and 2012 were $374,807 and $52,421, respectively.  Operating expenses increased in 2013 due to directors’ salaries, consulting expenses, and increased operational activities with the purchase of the Alaska Oil and Gas Property Leases as well as the issuance of stock for services.  We anticipate incurring further increased expenses once we begin exploration activities and will require additional funding to support our working capital needs.

Net loss for the year ended March 31, 2013 and 2012 was $375,442 and $52,437, respectively.

Financial Condition

Total assets.  Total assets at March 31, 2013 and 2012 were $1,352,393 and $0, respectively.  Total assets consist of cash, prepaid expenses and deposits, equipment, website, and oil and gas properties.

Total liabilities.  Total liabilities at March 31, 2013 and 2012 were $1,064,822 and $3,487, respectively.  Total liabilities at March 31, 2013 consist of account payables and accrued expenses of $28,895, shareholder loans of $60,927, current portion of note payable of $475,000 and long term portion of note payable of $500,000 due under the Oil and Gas Lease Purchase Agreement.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has a net loss from operations for the fiscal year ended March 31, 2013.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are not presently able to meet our obligations as they come due.  At March 31, 2013 we had working capital deficit of $552,318 or the amount by which our current liabilities exceed our current assets.  Our working capital deficit was due to the results of purchases of oil and gas properties.

Net cash used in operating activities for the fiscal year ended March 31, 2013 was $191,004.  Net cash used in investing activities for the year ended March 31, 2013 was $365,555.  Net cash provided by financing activities for the year ended March 31, 2013 was $550,552, generated primarily from proceeds of sales of our common stock.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
TABLE OF CONTENTS
As of March 31, 2013

To the Board of Directors and Stockholders
Polar Petroleum Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Polar Petroleum Corp. as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended March 31, 2013 and for the period from March 22, 2011 (inception) to March 31, 2013. Polar Petroleum Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polar Petroleum Corp. as of March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2013 and for the period March 22, 2011 (inception) to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, the Company has incurred an operating deficit since its inception, is in the exploration stage and has generated no operating revenue.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MartinelliMick PLLC
MartinelliMick PLLC
Spokane, Washington
July 11, 2013

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	Mar 31,	Mar 31,
	2013	2012
	(audited)	(audited)
Current Assets
Cash	$2,274	$-
Prepaid expenses and deposits	12,293	-
Total Current Assets	14,567	-

Equipment, net of accumulated depreciation of $284	1,282	-

Website, net of accumulated amortization of $0	59,082	-

Oil and gas properties - Unproved property	1,279,228	-

TOTAL ASSETS	$1,354,159	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$22,678	$3,112
Loans from stockholders	60,927	375
Current portion of note payable	475,000	-
Total Current Liabilities	558,605	3,487

Long term portion of note payable	500,000	-

TOTAL LIABILITIES	1,058,605	3,487

Commitments and contingences	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.001, 700,000,000 shares authorized and 43,227,275 and 33,915,000 shares outstanding, respectively.	43,228	33,915
Additional paid-in capital	673,222	16,035
Deficit accumulated during the development stage	(420,896)	(53,437)

Total Stockholders' Equity Deficit)	295,554	(3,487)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,354,159	$-

See accompanying notes to the consolidated financial statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year	Fiscal Year	Cumulative Totals
	Ended	Ended	March 22, 2011
	March 31,	March 31,	(Inception) to
	2013	2012	March 31, 2013

INCOME	$-	$-	$-

OPERATING EXPENSES
Organizational expenses	3,442	300	4,742
Taxes and licenses	200	875	1,075
Office expenses	38,996	1,528	40,524
Accounting	24,760	15,532	40,292
Legal expenses	27,803	20,720	48,523
DTC Eligibility	-	10,000	10,000
Other services	270,672	3,466	274,138
Total Operating Expenses	365,873	52,421	419,294

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(365,873)	(52,421)	(419,294)

OTHER EXPENSE
Interest	(1,343)	(16)	(1,359)
Loss on currency exchange	(243)	-	(243)
Total Other Expense	(1,586)	(16)	(1,602)

NET LOSS APPLICABLE TO COMMON SHARES	$(367,459)	$(52,437)	$(420,896)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	37,957,492	26,120,899

See accompanying notes to the consolidated financial statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 22, 2011 (INCEPTION) THROUGH MARCH 31, 2013

	Common Stock		Additional Paid in	(Deficit) Accumulated During Development	Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Beginning balance, March 22, 2011 (Inception)	-	$-	$-	$-	$-

Sale of shares at $.01 per share, March 25, 2011	14,000,000	14,000	6,000	-	20,000

Net loss	-	-	-	(1,000)	(1,000)

Balance, March 31, 2011	14,000,000	14,000	6,000	(1,000)	19,000

Sale of shares at $.01 per share, August 2011	19,915,000	19,915	8,535	-	28,450

Related party website labor donation	-	-	1,500	-	1,500

Net loss	-	-	-	(52,437)	(52,437)

Balance, March 31, 2012	33,915,000	33,915	16,035	(53,437)	(3,487)

Shares issued for services	7,090,000	7,090	169,410	-	176,500

Sale of shares at $.40 per share, November 2012	1,500,000	1,500	148,500	-	150,000

Sale of shares at $.40 per share, December 2012	537,500	538	214,462	-	215,000

Sale of shares at $.68 per share, February 2013	184,775	185	124,815	-	125,000

Net loss	-	-	-	(367,459)	(367,459)

Balance, March 31, 2013	43,227,275	$43,228	$673,222	$(420,896)	$295,554

See accompanying notes to the consolidated financial statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Totals
	Fiscal Year	Fiscal Year	Mar 22, 2011
	Ended	Ended	(Inception) to
	March 31,	March 31,	Dec 31,
	2013	2012	2012
	(audited)	(audited)	(audited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(367,459)	$(52,437)	$(420,896)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Shares issued for services	176,500	-	176,500
Depreciation expense	427	-	427
Changes in assets and liabilities
Increase in prepaid expenses and deposits	(12,293)	-	(12,293)
Increase in accounts payable and accrued expenses	19,566	3,112	22,678
Non-cash service donation	-	1,500	1,500

Net cash used in operating activities	(183,259)	(47,825)	(232,084)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,709)	-	(1,709)
Purchase of website	(59,082)	-	(59,082)
Purchase of oil and gas properties	(304,228)	-	(304,228)

Net cash used in investing activities	(365,019)	-	(365,019)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	60,552	375	60,927
Sale of common stock	490,000	28,450	538,450

Net cash provided by financing activities	550,552	28,825	599,377

Net change in cash	2,274	(19,000)	2,274

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	19,000	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,274	$-	$2,274

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$855	$-	$855
Cash paid for taxes	$-	$-	$-

RELATED PARTY NON-CASH TRANSACTION:
Related party donation of website development labor	$-	$1,500	$1,500
Acquistion of oil and gas properties with debt	$1,100,000	$-	$1,100,000

See accompanying notes to the consolidated financial statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The financial statements include the accounts of Polar and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments through which we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in FASC 915-10-05, “Development Stage Entity.”    The Company is devoting substantially all of its efforts to the execution of its business plan.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

Basic and Diluted Loss Per Share

The Company follows financial accounting standards, which provide for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of any other securities that could share in the earnings of the entity.  There were no common stock equivalents outstanding at March 31, 2013 and March 31, 2012.  If there were, however, they would still be excluded from the calculation of diluted earnings per share.  Net losses for the periods would have made the calculation result anti-dilutive.

Revenue Recognition

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.  The Company has recognized no revenue since inception.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $2,274 and $0 cash available as of March 31, 2013 and March 31, 2012, respectively.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Intangible Assets

All of our intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long lived assets such as oil and gas properties and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  Impairment of unproved oil and gas properties is determined by ASC 932, “Extractive Activities – Oil and Gas”.  The Company had no impairment charges as of March 31, 2013.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of March 31, 2013

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Research and Development

Costs related to software development are included in research and development expense until the point that technological feasibility is reached.  Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

Recently Enacted Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

 NOTE 3-             GOING CONCERN

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

NOTE 4 -             EQUIPMENT

Equipment is carried at cost, less accumulated depreciation.  Maintenance and repairs are charged to current operations as incurred. Upon sale, retirement, or other disposition of these assets, the costs and related accumulated depreciation are removed from the respective accounts, and any gain or loss on the disposition is included in other income. Depreciation expense is computed using the straight-line method over three years.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 4 -             EQUIPMENT (Continued)

Property and equipment and accumulated depreciation are as follows:

	March 31. 2013	March 31, 2012
Office Equipment	$2,662	$-
Less: Accumulated Depreciation	$(666)	$-
Property, Plant, and Equipment, Net	$1,996	$-

Depreciation expense was $666 and $0 for the years ended March 31, 2013 and 2012, respectively.

NOTE 5 -             WEBSITE

Website and accumulated amortization are as follows:

	March 31. 2013	March 31, 2012
Website	$58,665	$-
Less: Accumulated Depreciation	$-	$-
Property, Plant, and Equipment, Net	$58,665	$-

There was no amortization expense for either year since the website has not been placed in service.  Once in service the asset will be amortized over its estimated useful life of 5 years.

NOTE 6 -             OIL WELL PROPERTIES

Purchase Agreement

On November 5, 2012, Polar Petroleum (AK) Corp., a wholly-owned subsidiary (the “Subsidiary”) of Polar entered into and closed a lease purchase agreement (the “Purchase Agreement”) with Daniel K. Donkel and Samuel H. Cade (together, the “Sellers”) pursuant to which the Subsidiary will acquired 100% of the record title of the Sellers to 17 oil and gas leases located in the State of Alaska (the “Leases”), while reserving a royalty of 16.67% for the State of Alaska and an overriding royalty of 4% for the Sellers, in exchange for a total purchase price of $1,250,000, with $150,000 of the purchase price due in cash at closing and the remaining $1,100,000 due in accordance with the terms of a promissory note between the Subsidiary and the Sellers (the “Promissory Note”).  The Purchase Agreement also provides that the Subsidiary is required to drill a test well (the “Test Well”) to a depth of at least 8,000 feet on one of three designated Leases (the “Test Well Leases”) within 2 years of the closing of the Purchase Agreement and, upon such drilling of the Test Well, the Subsidiary will assign a 20% working interest in such Test Well Lease to Donkel Oil & Gas, LLC.  Failure to complete drilling of the Test Well will result in the Subsidiary’s forfeiture of its interest in all of the three Test Well Leases.  The Purchase Agreement contains customary representations and warranties by the Subsidiary and the Sellers.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 6 -             OIL WELL PROPERTIES (Continued)

Escrow Agreement

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

Acquisition of Assets

The Subsidiary acquired the Leases pursuant to the Purchase Agreement..  The Leases consist of an aggregate of approximately 46,399 acres located in the North Slope region of the State of Alaska.  As of March 31, 2013, 3 of the 17 properties have been transferred to the Company while the remaing 14 are contingent on the performance of the contract.

NOTE 7 -             NOTE PAYABLE

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

NOTE 8 -             LOANS FROM STOCKHOLDERS

A Stockholder has made unsecured loans to the Company for working capital purposes.  The total loans were $60,927 and $375 as of March 31, 2013 and 2012, respectively, and are due on demand.

NOTE 9 -            STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2013, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 9 -            STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Common Stock

As of March 31, 2013, the Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share. 43,227,275 shares are outstanding as of March 31, 2013.

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

On August 7, 2012, the Company’s former President and director sold 14,000,000 shares of common stock to a new sole officer and director, in a private transaction.  As a result of the stock purchase, the new President owns 14,000,000 shares of common stock.

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

On December 18, 2012, the Company entered into a subscription agreement with a non-U.S. investor pursuant to which the Company issued 225,000 shares of the Company’s $.001 par value common stock in exchange for proceeds of $90,000, or $0.40 per share.

On December 24, 2012, the Company entered into a subscription agreement with a non-U.S. investor pursuant to which the Company issued 312,500 shares of the Company’s $.001 par value common stock in exchange for proceeds of $125,000, or $0.40 per share.

On February 8, 2013, the Company requested a draw down (as described below) from investor in which the Company issued 184,775 shares of the Company’s $.001 par value common stock in exchange for proceeds of $125,000, or $0.68 per share.

During March 2013, the Company issued 90,000 shares of common stock to three individuals valued at $76,500.  The shares were issued for services per the Advisory agreements discussed in Note 11.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 9 -            STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Drawdown Equity Financing Agreement with US Energy Investments Ltd. (Equity Line of Credit)

On March 18, 2013, we entered into a drawdown equity financing agreement (the “Drawdown Equity Financing Agreement”) with US Energy Investments Ltd. (“US Energy”), pursuant to which we may sell and issue to US Energy, and US Energy is obligated to purchase from us, up to $10,000,000 worth of restricted shares of our common stock from time to time over a 36-month period, provided that certain conditions are met. The effective date of the Agreement is February 7, 2013, (the “Effective Date”). The financing arrangement entered into by us and US Energy is commonly referred to as an “equity line of credit” or an “equity drawdown facility.”

Pursuant to the Drawdown Equity Financing Agreement, we may, in our sole discretion, issue and exercise drawdowns against $10,000,000 over a 36-month period (the “Commitment Period”) commencing on the Effective Date of the Drawdown Equity Financing Agreement. Before we can exercise a drawdown, we must have caused a sufficient number of shares of our common stock to be authorized to cover the shares to be issued pursuant to a drawdown.

We may request a drawdown once every six trading days and there must be a minimum of five trading days between each drawdown request.

The maximum amount we can draw down at any one time is an amount equal to (i) 200% of the average daily trading volume of our common stock during the 10 trading days prior to the date of the drawdown request, or (ii) Five Hundred Thousand Dollars ($500,000), whichever is of a larger value. Notwithstanding the foregoing, no drawdown can exceed $500,000 or such amount that would otherwise cause US Energy to exceed a beneficial ownership of 4.99% of our outstanding common stock.

On the day of the delivery of the drawdown notice, the purchase price (the “Purchase Price) will be set. The Purchase Price shall be set at Seventy-Five (75%) percent of the volume weighted average price (the “VWAP”) of the preceding ten (10) day’s closing price of the Company’s common stock on the Principal Market..

The term of the Drawdown Equity Financing Agreement will end 36 months from the date the Drawdown Equity Financing Agreement becomes Effective, unless otherwise terminated earlier. The Drawdown Equity Financing Agreement will terminate if (i) there shall occur any stop order or suspension of the Company for an aggregate of fifty (50) Trading Days, other than due to the acts of the Investor, during the Commitment Period, or (ii) the Company shall at any time fail materially to comply with the requirements of Article VI of the Drawdown Equity Financing Agreement and such failure is not cured within thirty (30) days after receipt of written notice from the Investor, provided, however, that this termination provision shall not apply to any period commencing upon the filing of an amendment to such Company filings and ending upon the date on which such amendment is cleared by the SEC.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 10 -           PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the consolidated financial statements under FASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from March 22, 2011 (date of inception) through March 31, 2013, of approximately $428,546 will begin to expire in 2031-2033.  Accordingly, deferred tax assets of approximately $150,000 (calculated at an expected federal rate of 35%) were completely offset by a valuation allowance.  The U.S. net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations.  The Company has not filed any U.S. federal tax returns and has not filed any state and local tax returns.  The Company plans to file in the future once revenues are generated. The Company believes no material tax balance is due for all tax returns which have not yet been filed.   All unfiled income tax returns are subject to income tax examination by tax authorities and the statute of limitations for tax examinations does not begin to run until returns are filed.  Filed tax returns are subject to examination beginning with the period ended March 31, 2011.

The Company has no tax positions at March 31, 2013, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from March 22, 2011, inception, to March 31, 2013, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at March 31, 2013.

NOTE 11 -           EMPLOYEE AGREEMENTS

On February 4, 2013, Polar Petroleum Corp., a Nevada corporation (the “Company”) entered into an Employment Agreement (the “Agreement”) with Daniel Walker (“Mr. Walker”) an individual. Pursuant to the terms and conditions of the Agreement, Mr. Walker shall serve as the Corporation’s President and Chief Executive Officer and shall assume such other positions as reasonable requested by the Board of Directors, commencing on January 1, 2013 for a term of two (2) years, which shall automatically be renewed for additional successive terms of one (1) year unless earlier terminated.  In exchange for his services, Mr. Walker shall receive a monthly salary of Six Thousand Six Hundred and Sixty Six Dollars and Sixty Seven Cents ($6,666.67) which may be converted into shares of the Company’s common stock, at the sole discretion of the Company, per the terms and conditions of the Agreement.  Before the employee agreement was put in place, Mr. Walker received a consulting fee per month from the company.  A total of $45,833 was recorded under consulting fees during the period ended March 31, 2013.

On February 4, 2013, the Company entered into Advisor to the Board Agreements (the “Advisory Board Agreements”) by and among the Corporation, Steven Costa (“Mr. Costa”), Peter Brown (“Mr. Brown”), and David Walker (“Mr. David Walker”), commencing on January 1, 2013, pursuant to which Mr. Costa, Mr. Brown, and Mr. David Walker will join the Company’s Board of Advisors, until terminated by either party. Mr. Costa, Mr. Brown, and Mr. David Walker shall serve on the Board of Advisors and will present at the Advisory Board Meetings for a compensation of One Thousand Two Hundred Dollars ($1200.00) per meeting, and will be granted One Hundred Twenty Thousand restricted shares of the Company’s common stock, which will be issued on a quarterly basis of Thirty Thousand (30,000) restricted shares a quarter, per the terms and conditions of the Advisory Board Agreements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 12 -           OIL AND GAS PROPERTY LEASE PAYMENTS

The following provides the total amount of rental payments which are due and payable on a certain number of Alaska oil and gases leases obtained in the ”Purchase Agreement” as described in Note 6:

Rental	Number
Due	of	Total	Rental
Date	Leases	Acreage	Rate/Acre	Amount
5/1/2013	12	30,613	2	$ 61,226
7/1/2013	2	5,013	2	$ 10,026
5/1/2014	12	30,613	2.5	$ 76,532
7/1/2014	2	5,013	2.5	$ 12,532
5/1/2015	12	30,613	3	$ 91,839
7/1/2015	2	5,013	3	$ 15,039

Total amount due				$267,195

In addition to the annual leases payments above starting January 1, 2014, the Company will pay $10/acre for seven years for two leases with an aggregate of 5,120 acres for a total of $51,200 annual rental due.  After the seventh year and beyond, the Company will pay $250/acre for these two leases subject to reduction dependent on development activities.

NOTE 13 -           SUBSEQUENT EVENTS

On April 25, 2013, Polar entered into Advisor to the Board Agreements (the “Advisory Board Agreements”) by and among the Company, David Gross (Mr. Gross), and Donald Brizzolara (Mr. Brizzolara) with an effective date of April 22, 2013, pursuant to which Mr. Gross, and Mr. Brizzolara, will join the Company’s Board of Advisors, until terminated by either party. Mr. Gross, will be our Head of Alaskan Explorations, and Mr. Brizzolara will be our Chief Geological Advisor.  Mr. Gross, and Mr. Brizzolara, shall serve on our Board of Advisors and will present at the Advisory Board Meetings for compensation of Two Hundred Fifty Thousand (250,000) restricted shares of the Company’s common stock per year of service that will be issued on a quarterly basis of Sixty Two Thousand Five Hundred (62,500) restricted shares for each quarter served in arrears. In addition, Mr. Gross, and Mr. Brizzolara, will be compensated One Thousand ($1,000) dollars per day for services as required, per the terms and conditions of those certain Advisory Board Agreements.

In May 2013, the Company has entered into a letter of intent to purchase twelve (12) Alaska oil and gas leases which constitute the North Point Thompson prospect.  The purchase price for the Point Thompson Leases would be $1,100,000 plus retention of a 4.0% ORRI by Donkel/Cade in each of the Point Thompson Leases.

Subsequent to March 31, 2013, the Company requested draw downs (as described above) as follows:

•	On April 16, 2013, in the amount of $100,000 for 156,128 shares of the Company’s $.001 par value common stock.
•	On May 6, 2013, in the amount of $150,000 for 64,412 shares of the Company’s $.001 par value common stock.
•	On May 15, 2013, in the amount of $250,000 for 80,013 shares of the Company’s $.001 par value common stock.

On July 1, 2013, the Company issued 90,000 shares of common stock to three individuals valued at $135,000.  The shares were issued for services per the Advisory agreements discussed in Note 11.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Inasmuch as we only have one individual serving as our officer, director and employee we have determined that the Company has, per se, inadequate controls and procedures over financial reporting.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the   Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls,  inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive who also serves as our Financial Officer in connection with the above annual evaluation.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.  Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of March 31, 2013, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer who also serves as our Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period ending March 31, 2013,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

On June 10, 2013, the Securities and Exchange Commission announced the temporary suspension, pursuant to Section 12(k) of the Securities Exchange Act of 1934, of trading in the securities of Polar at 9:30 a.m. EDT on June 10, 2013, and terminating at 11:59 p.m. EDT on June 21, 2013. The Commission temporarily suspended trading in the securities of Polar because of questions regarding the accuracy and adequacy of assertions by Polar, and by others, to investors in press releases and promotional material concerning, among other things, the company’s assets, operations, and financial condition. This order was entered pursuant to Section 12(k) of the Securities Exchange Act.

On July 30, 2012, (i) Gerald O’Reilly resigned as the President and a Director of Post Data, Inc. (the “Registrant”), (ii) Bruce Hellinga resigned as the Secretary, Treasurer and a Director of the Registrant, (iii) Monica McDermott resigned as a Director of the Registrant, and (iv) the Registrant’s Board of Directors appointed Daniel Walker as the Registrant’s new President, Secretary, Treasurer and sole Director.  The resignations of Mr. O'Reilly, Mr. Hellinga and Ms. McDermott were not the result of any disagreement with the policies, practices or procedures of the Company.

Daniel Walker.  Mr. Walker has over seven years of business management experience.  From April 2011 to June 2012, Mr. Walker worked for Terrex Seismic, a seismic data collection company based in Brisbane, Australia. During his time at Terrex, Mr. Walker offered management support for a number of projects across Australia and worked in conjunction with companies such as Beach Energy and Santos.  From September 2008 to April 2011, Mr. Walker served as the general manager for E. F. M. Pty Ltd., an agricultural production company based in Cairns, Australia, where Mr. Walker managed the company’s day to day operations and marketing.  From January 2005 to September 2008, Mr. Walker was the Managing Director of DBI Freight Ltd., a mining logistics company based in North Yorkshire, England with clients such as Halliburton, Schlumberger, Baker Hughes and Marriotts.  Mr. Walker still retains a working interest in the logistics sector and is currently working alongside Marriotts on their York Potash Project.  Mr. Walker was awarded a B.Sc. degree in Chemistry from a University in Great Britain in June 2004.  Mr. Walker is not an officer or director of any other reporting company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name and age of each individual who was a director or executive officer of Polar Petroleum as of the date of this annual report, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company	Term Of Office
Daniel Walker	29	President/ Secretary/ Treasurer/Director	July 30, 2012 - Present

Biographical Information

Daniel Walker. Mr. Walker, age 29, has over seven years of business management experience.  From April 2011 to June 2012, Mr. Walker worked for Terrex Seismic, a seismic data collection company based in Brisbane, Australia. During his time at Terrex, Mr. Walker offered management support for a number of projects across Australia and worked in conjunction with companies such as Beach Energy and Santos. From September 2008 to April 2011, Mr. Walker served as the general manager for E. F. M. Pty Ltd., an agricultural production company based in Cairns, Australia, where Mr. Walker managed the company’s day to day operations and marketing. From January 2005 to September 2008, Mr. Walker was the Managing Director of DBI Freight Ltd., a mining logistics company based in North Yorkshire, England with clients such as Halliburton, Schlumberger, Baker Hughes and Marriotts. Mr. Walker still retains a working interest in the logistics sector and is currently working alongside Marriotts on their York Potash Project. Mr. Walker was awarded a B.Sc. degree in Chemistry from a University in Great Britain in June 2004.  Mr. Walker is not an officer or director of any other reporting company.

Family Relationships

There are no family relationships among our directors or executive officers.

Significant Employees

We have no significant employees other than the officers and directors described above.

Employment Agreements

Under the employee agreement with Daniel Walker (“Mr. Walker”), Mr. Walker shall serve as the Corporation’s President and Chief Executive Officer and shall assume such other positions as reasonable requested by the Board of Directors, commencing on January 1, 2013 for a term of two (2) years, which shall automatically be renewed for additional successive terms of one (1) year unless earlier terminated.  In exchange for his services, Mr. Walker shall receive a monthly salary of Six Thousand Six Hundred and Sixty Six Dollars and Sixty Seven Cents ($6,666.67).

At the Company’s sole discretion, Mr. Walker’s salary may be converted into shares of the Company’s Common Stock pursuant to the conversion price on that particular month. The Conversion Price shall be determined by the closing price on the last trading day of each month, at a twenty-five percent (25%) discount to market as of the trading date. If in any particular month, Mr. Walker receives the stock salary in lieu of the cash salary, Mr. Walker shall be deemed fully paid for such month as of the date of issuance of the Shares and will not be entitled to any additional compensation.

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

Code of Ethics

As of March 31, 2013, we have not yet adopted a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table.   The following table sets forth information concerning the total compensation paid or accrued by us from the time the Company was incorporated, March 22, 2011, to the fiscal year ended March 31, 2013, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal years ended March 31, 2011 and 2012; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal years ended March 31, 2011, 2012 and 2013; and (iii) all individuals that served as executive officers of ours at any time during the fiscal years ended March 31, 2011, 2012 and 2013, that received annual compensation during the fiscal years ended March 31, 2011, 2012 and 2013.

Summary Compensation Table
Name and Principal Position	Fiscal Year Ended	Salary $	Bonus $	Non-Cash Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Daniel Walker	2013	20,000	0	100,000	0	0	0	45,833	165,833
Gerald O’Reilly President, Director (1)	2011	0	0	0	0	0	0	0	0

	2012	0	0	0	0	0	0	0	0

Bruce Hellinga Secretary, Treasurer, Director (2)	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Monica McDermott Director (3)	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1)	On July 30, 2012, Gerald O’Reilly resigned as our President and a director.
(2)	On July 30, 2012, Bruce Hellinga resigned as our Secretary, Treasurer and a director.
(3)	On July 30, 2012, Monica McDermott resigned as a director.

Employment Agreements. Under the employee agreement with Daniel Walker (“Mr. Walker”), Mr. Walker shall serve as the Corporation’s President and Chief Executive Officer and shall assume such other positions as reasonable requested by the Board of Directors, commencing on January 1, 2013 for a term of two (2) years, which shall automatically be renewed for additional successive terms of one (1) year unless earlier terminated.  In exchange for his services, Mr. Walker shall receive a monthly salary of Six Thousand Six Hundred and Sixty Six Dollars and Sixty Seven Cents ($6,666.67).

At the Company’s sole discretion, Mr. Walker’s salary may be converted into shares of the Company’s Common Stock pursuant to the conversion price on that particular month. The Conversion Price shall be determined by the closing price on the last trading day of each month, at a twenty-five percent (25%) discount to market as of the trading date. If in any particular month, Mr. Walker receives the stock salary in lieu of the cash salary, Mr. Walker shall be deemed fully paid for such month as of the date of issuance of the Shares and will not be entitled to any additional compensation.

 Stock Options/SAR Grants. No grants of stock options or stock appreciation rights have been made since our date of incorporation.

Outstanding Equity Awards at Fiscal Year-end. As of the fiscal year ended March 31, 2012, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Outstanding Equity Awards at Fiscal Year-end. As of the fiscal year ended March 31, 2012, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Daniel Walker	0	0	0	0	n/a	0	0	0	0

Gerald O’Reilly President	0	0	0	0	n/a	0	0	0	0

Bruce Hellinga Secretary, Treasurer,	0	0	0	0	n/a	0	0	0	0

Long-Term Incentive Plans.  As of March 31, 2013, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Director Compensation. Daniel Walker serves as the only director.  See above under employee agreements for details of compensation.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company's officer, director, and persons who own more than five percent of the Company's common stock as of March 31, 2013.  Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of March 31, 2013.

Amount and Nature of Beneficial Ownership as of March 31, 2013.

Name of Beneficial Owner of Common Shares	Address of Beneficial Owner of common Shares	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Daniel Walker, President, Secretary, Treasurer, Director	4300 B Street, Suite 505, Anchorage, Alaska 99503	21,000,000	49%
Early Dawn Consulting Ltd.		2,037,500	5%

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons.

On October 11, 2012, we issued 1,000,000 shares of our common stock to Daniel Walker, our sole officer and director, valued at $100,000 or $0.10 per share as payment for services rendered to us.

During the fiscal year ended March 31, 2013, Polar owed $60,927 to Daniel Walker for loans made to the Company for operating expenses.

Director Independence. Our sole director is not independent as he is our sole officer and principal shareholder.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal year ended March 31, 2013 and 2013, is set forth in the table below:

Fee Category	Fiscal year ended March 31, 2013	Fiscal year ended March 31, 2012

Audit fees (1)	$16,298	$11,160
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$16,298	$11,160

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS*	XBRL Instance (2)

101.SCH*	XBRL Taxonomy Extension Schema (2)

101.CAL*	XBRL Taxonomy Calculation (2)

101.DEF*	XBRL Taxonomy Definition (2)

101.LAB*	XBRL Taxonomy Labels (2)

101.PRE*	XBRL Taxonomy Presentation (2)

(1)  Filed with the Securities and Exchange Commission on May 24, 2011, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-174433), which exhibit is incorporated herein by reference.

(2) To be filed by amendment. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Polar Petroleum Corp., a Nevada corporation

Date: July 16, 2013	By:	/s/ Daniel Walker
Daniel Walker President (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 16, 2013	By:	/s/ Daniel Walker
Daniel Walker Director