Form 10-K/A
period 2013-03-31
Polar Petroleum Corp.
filed 2013-08-15
CIK 1520320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-174433
Polar Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	333-174433	36-4697119
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

Nevada	36-4697119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4300 B Street, Suite 505, Anchorage, Alaska 99503
(Address of principal executive offices) (Zip Code)

(907) 561-3001
(Registrant’s Telephone Number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None

Title of each class Name of each exchange on which registered
Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                         [   ] Yes [X] No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.                       [X] Yes [   ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                      Accelerated filer [   ]
Non-accelerated Filer [   ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 28, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $Nil based upon the price ($Nil) at which the common stock was last sold and the absence of a bid and asked price on that date , multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant ( without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws ).

As of August 7, 2013 , there were 43,742,828 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents Incorporated by Reference: None

Documents Incorporated by Reference: None

Explanatory Note

This Amendment Number 1 on Form 10-K/A (“2012 10-K/A”) is being filed by Polar Petroleum, Corp. (the “Company”) to amend and restate the Company’s Annual Report on Form 10-K (the “Original Report”) in its entirety for the year ended March 31, 2013, filed with the Securities and Exchange Commission on July 16, 2013.

The 2012 10-K/A includes an updated signature page, currently-dated certifications of our principal executive officer and principal financial officer as Exhibits 31.1 and 32.1 and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

Polar Petroleum Corp.
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2013

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may, “could” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein.  You should carefully review the risks described in our other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

Use of Terms

All references in this Form 10-K to the “Company,” “Polar Petroleum,” “we,” “us,” or,” “our,” and “Post Data, Inc.” are references to Polar Petroleum, Corp. All references to “$,” “USD” or “ United States Dollars ” refer to the legal currency of the United States of America. .

PART I

ITEM 1.  BUSINESS

History

Polar Petroleum was incorporated in the State of Nevada on March 22, 2011 as Post Data, Inc.  We were previously a development stage company formed for purposes of decommissioning electronic data storage devices for permanent inoperability and unrecoverability of electronic data contained therein.  On July 30, 2012, our board and management changed, and our board determined that we would enter into the oil and gas business to engage in the exploration, development and production of oil and gas properties primarily in the State of Alaska.

On August 22, 2012, we formed a wholly-owned subsidiary, Polar Petroleum (AK) Corp., in the State of Alaska (the “Subsidiary”) for purposes of operating our oil and gas business in the State of Alaska.

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

On October 24, 2012, we also filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes (the “Certificate of Change”) with the Nevada Secretary of State to effect a seven-for-one forward stock split of our common stock (the “Forward Stock Split”). The Certificate of Change increased the number of authorized shares of our common stock from 100,000,000 to 700,000,000 and the number of issued and outstanding shares of common stock for shareholders of record as of November 1, 2012, from 5,845,000 shares to 40,915,000 shares.  The effective date of the Forward Stock Split with the Nevada Secretary of State was November 2, 2012. The Name Change and the Forward Split took effect in the OTC markets at the open of business on November 6, 2012.

First Purchase of Oil & Gas Leases

On November 5, 2012, our Subsidiary entered into and closed a lease purchase agreement (the “Hemi/Franklin Purchase Agreement”) with Daniel K. Donkel and Samuel H. Cade (together, the “Sellers”) pursuant to which our Subsidiary acquired 100% of the record title of the Sellers to 17 onshore oil and gas leases located in in the North Slope region of the State of Alaska, which include both the Hemi Springs Project and the Franklin Bluffs Project, while reserving a royalty of 16.67% for the State of Alaska and an overriding royalty of 4% for the Sellers, in exchange for a total purchase price of $1,250,000, with $150,000 of the purchase price paid in cash at closing and the remaining $1,100,000 due in accordance with the terms of a promissory note between our Subsidiary and the Sellers (the “First Promissory Note”).

These leases cover an aggregate of approximately 46,399 acres located in the North Slope region of the State of Alaska, encompassing State of Alaska Oil and Gas Leases ADL numbers 390939, 391544, 391545, 391750, 391757, 391758, 391766, 391767, 391774, 391775, 391777, 391778, 392104, 392109, 392768, 391759 and 391776.  Three of the 17 properties (the Test Well Leases (as defined below)) have been transferred to the Company, while the remaining 14 are contingent on drilling the Test Well and repaying the First Promissory Note (each as defined below).

The Hemi/Franklin Purchase Agreement also provides that our Subsidiary is required to drill a test well (the “Test Well”) to a depth of at least 8,000 feet on one of three designated Leases, ADL 390939, 391544 and 391545 (the “Test Well Leases”) within two years of the closing of the Hemi/Franklin Purchase Agreement and, upon such drilling of the Test Well, our Subsidiary will assign a 20% working interest in the Test Well Lease so drilled to Donkel Oil & Gas, LLC (“DOG LLC”).  After the first Test Well is drilled DOG LLC will bear its proportionate share (20%) of any infrastructure cost items related to discovery of the well, and if the Test Well is drilled on a Test Well Lease, DOG LLC will also bear its proportionate share of any taxes upon production from that well. Failure to complete drilling of the Test Well will result in our Subsidiary’s forfeiture of its interest in all of the Leases.  Until full payment of the First Promissory Note, we may not encumber, license, lease, transfer, dispose of or burden any of the leases.

The Hemi/Franklin Purchase Agreement contains customary representations and warranties by our Subsidiary and the Sellers.

First Promissory Note

The First Promissory Note is due on October 31, 2014, and bears interest at 0.3% per annum (10% after a default).  We are obligated to pay $125,000.00 (plus accrued interest) every three months for the first twelve months, $100,000 (plus accrued interest) every three months for the 13th through 21st months, and $300,000 (plus accrued interest) by the maturity date.  The amounts due under the First Promissory Note may be accelerated in the event of any default in payment.  We may prepay at any time in minimum amounts of $100,000 without premium or penalty.  Upon written of Sellers while the Second Promissory Note remains unpaid, we have agreed to execute and deliver to the Sellers such documents or instruments to secure payment of the Second Promissory Note (including, without limitation, a mortgage, security agreement or other collateral document), in form and substance satisfactory to Sellers, on the Test Well Leases for the benefit of the Sellers to secure payment of the Second Promissory Note.

Escrow Agreement

In connection with the Hemi/Franklin Purchase Agreement, our Subsidiary entered into an Escrow Agreement with the Sellers pursuant to which our Subsidiary executed and delivered to the escrow agent assignments to re-assign 100% of its record title to the Test Well Leases back to the Sellers as collateral and security for our Subsidiary’s performance pursuant to the terms of the Hemi/Franklin Purchase Agreement.  In the event our Subsidiary fails to drill the Test Well, the assignments will be delivered by the escrow agent to the Sellers for filing with the State of Alaska.

Second Purchase of Oil and Gas Leases

On May 31, 2013, our Subsidiary entered into a Purchase Agreement (the “North Point Thomson Purchase Agreement”) with Daniel K. Donkel and Samuel H. Cade to acquire a 100% working interest in twelve offshore oil and gas leases in the property known as the North Point Thomson Property. Seven of the leases are subject to a 12.5% royalty retained by the State of Alaska and the rest are subject to a royalty of 16.67% retained by the State of Alaska, and all of them carry an overriding royalty of 4% for the Sellers.  The North Point Thomson Property comprises approximately 19,662 acres, located in Alaska’s North Slope region, encompassing State of Alaska Oil and Gas Leases ADL numbers 392123 - 392134.  The aggregate purchase price was $1,100,000, $100,000 payable at closing and $1,000,000 evidenced by a promissory note between our Subsidiary and the Sellers (the “Second Promissory Note”). Until full payment of the Second Promissory Note, we may not encumber, license, lease, transfer, dispose of or burden any of the leases.

Three of the twelve properties (ADL 392131, 392133 or 392134) are in the process of being transferred to the Company, while the remaining nine are contingent on repaying the Second Promissory Note (as defined below).

The North Point Thomson Purchase Agreement contains customary representations and warranties by our Subsidiary and the Sellers.

Second Promissory Note

The Second Promissory Note is due on June 14, 2015, and bears interest at 0.3% per annum (12% after a default).  We are obligated to pay $125,000 (plus accrued interest) every three months during the term and on the maturity date.  The amounts due under the Second Promissory Note may be accelerated in the event of any default in payment.  We may prepay at any time in minimum amounts of $100,000 without premium or penalty.  Upon written demand of Sellers while the Second Promissory Note remains unpaid, we have agreed to execute and deliver to the Sellers such documents or instruments to secure payment of the Second Promissory Note (including, without limitation, a mortgage, security agreement or other collateral document), in form and substance satisfactory to Sellers, on the leases ADL 392131, 392133 or 392134 for the benefit of the Sellers to secure payment of the Second Promissory Note.

Escrow Agreement

In connection with the North Point Thomson Purchase Agreement, our Subsidiary entered into an Escrow Agreement with the Sellers, pursuant to which our Subsidiary executed and delivered to the escrow agent assignments to re-assign 100% of its record title to the leases ADL 392131, 392133 or 392134 back to the Sellers as collateral and security for our Subsidiary’s performance pursuant to the terms of the North Point Thomson Purchase Agreement.  In the event our Subsidiary defaults under the agreement, the assignments will be delivered by the escrow agent to the Sellers for filing with the State of Alaska.

Other than as described above, we have not undertaken any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of our business. We have not been a party to any bankruptcy, receivership or similar proceeding .

Other than as described above, we have not undertaken any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of our business. We have not been a party to any bankruptcy, receivership or similar proceeding.

Industry Introduction

The oil and gas industry is a complex, multi-discipline sector that varies greatly across geographies. As a heavily regulated industry, operating conditions are subject to political regimes and changing legislation. Governments can either induce or deter investment in exploration and production, depending on legal requirements, fiscal and royalty structures, and regulation. Beyond the political considerations, exploration and production for hydrocarbons is an extremely risky business with countless perils, both endogenous and exogenous to the core business. Exploration and production wells require substantial amounts of investment and are long-term projects, sometimes exceeding twenty to thirty years. Regardless of the efforts spent on an exploration or production prospect, success is difficult to attain. Even though modern equipment including seismic and advanced software has helped geologists find producing sands and map reservoirs, they do not guarantee any particular outcome. Early oil and gas explorers relied on surface indicators to find reservoirs. Drilling is the only method to determine whether a prospect will be productive, and even then many complications can arise during drilling (e.g., those relating to drilling depths, pressure, porosity, weather conditions, permeability of the formation and rock hardness). Typically, there is a significant probability that a particular prospect will turn-up a dry-well, leaving investors with the cost of seismic and a dry well which during current times can total in the millions of dollars. Even if oil is produced from a particular well, there is always the possibility that treatment, at additional cost, may be required to make production commercially viable.   Furthermore, most production profiles decline over time, which hinders any cost-benefit analysis. In sum, oil and gas is an industry with high risks and high entry barriers but significant potential for success.

Oil and gas prices determine the commercial feasibility of a project.  Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the pricing of oil, gas, and other commodities has sharpened during the last few years, and particularly in the last year, complicating the practicability of a proper assessment of revenue projections.  Most governments have enforced strict regulations to uphold the highest standards of environmental awareness, thus, holding companies to the highest degree of responsibility and sensibility vis a vis protecting the environment. Aside from such environmental factors, oil and gas drilling is often conducted in populated areas. For a company to be successful in its drilling endeavors, working relationships with local communities are crucial, to promote its business strategies and to avoid any repercussions of disputes that might arise over local business operations.

Our Business

We are an exploration stage company focused on exploration, production and development of oil and natural gas in the United States.  We currently own interests in certain oil and gas drilling areas and land leases located in the North Slope region of the State of Alaska.

Our oil and gas interests consist of 29 oil and gas land leases covering approximately 66,061 acres located in the North Slope region of the State of Alaska.  We are currently developing our plan of operation for the leases and intend to begin the process of obtaining all necessary governmental approvals and permits in order to commence our operations.   We have conducted only limited exploration on our Hemi/Franklin leases and none on our North Point Thomson leases, and to date we have not conducted any drilling activities on any of our leased properties.

The North Slope Petroleum Province

The Arctic Alaska Petroleum Province, encompassing all the lands and adjacent continental shelf areas north of the Brooks Range-Herald arch, is one of the most petroleum productive areas in the United States, having produced about 15 BBO thus far.  According to the US Energy Information Administration, Alaska’s North Slope contains 14 of the 100 largest oil fields in the United States, and five of the 100 largest natural gas fields.  Seven unitized oil fields currently contribute to production, and three additional oil fields have been unitized but are not yet producing.  Most known petroleum accumulations involve structural or combination structural- stratigraphic traps related to closure along the Barrow arch, a regional basement high, which has focused regional hydrocarbon migration since Early Cretaceous time.  Several oil accumulations in stratigraphic traps have been developed in recent years.  In addition to three small gas fields producing for local consumption, more than 20 additional oil and gas discoveries remain undeveloped.
This geologically complex region includes prospective strata within passive-margin, rift, and foreland-basin sequences.  Oil and gas were generated from multiple source rocks throughout the region.  Although some reservoired oils appear to be derived from a single source rock, evidence for significant mixing of hydrocarbons from multiple source rocks indicates a composite petroleum system.  Both extensional and contractional tectonic structures provide ample exploration targets, and recent emphasis on stratigraphic traps has demonstrated a significant resource potential in shelf and turbidite sequences of Jurassic through Tertiary age.

Recent estimates of the total mean volume of undiscovered resources in the Arctic Alaska Petroleum Province by the U.S. Geological Survey and U.S. Minerals Management Service are more than 50 billion barrels of oil and natural-gas liquids and 227 trillion cubic feet of gas, distributed approximately equally between Federal offshore and combined onshore and State offshore areas.

At present the main thrust of exploration in the North Slope is focused in the Prudhoe Bay area; accordingly, we believe our leases located in the North Slope region may offer potential opportunities for further investigation and exploration.

In order to evaluate the potential of our leases in the North Slope region, we will require further investigation and exploration.  We believe our Alaska leases are in areas that are potentially promising for gas production as indicated by data from ExxonMobil’s Point Thomson Unit and its current construction of a 22-mile pipeline. The Company does not, however, make any representations as to their future production, if any.  Furthermore, any oil and gas recovered from our Hemi/Franklin Leases and North Point Thomson Property, may not be salable until it is determined which infrastructure will be needed to get the product to market.

General Location of Our Leases

NORTH SLOPE UNIT LAND ALASKA

Polar Petroleum Corp. leases (non-producing)
Producing Oil and Gas Unit
Producing Federal/State Oil and Gas Unit
Non-Producing Oil and Gas Unit
Non-Producing Federal/State Oil and Gas Unit
Pipeline
Alaska Seaward Boundary
0
10
20
miles
N
*Rosneft has the option to acquire a 25% interest in the Point Thomson field from ExxonMobil
BEAUFORT SEA
NIKAITCHUQ UNIT
OOOGURUK UNIT
MILNE POINT UNIT
BEECHEY POINT UNIT
QUGRUK UNIT
PLACER UNIT
BEAR TOOTH UNIT
COLVILLE RIVER UNIT
NORTHSTAR UNIT
NORTH POINT THOMSON PROJECT
DEWLINE UNIT
DUCK ISLAND UNIT
LIBERTY UNIT
KUPARUK RIVER UNIT
PRUDHOE BAY UNIT
BADAMI UNIT
POINT THOMSON UNIT
GREATER MOOSE'S TOOTH UNIT
TOFKAT UNIT
KACHEMACH UNIT
HEMI SPRINGS PROJECT
ARCTIC FORTITUDE UNIT
SOUTHERN MILUVEACH UNIT
GREAT BEAR PETROLEUM EXPLORATION AREA
FRANKLIN BLUFFS PROJECT
National Petroleum Reserve Alaska
Arctic National Wildlife Refuge
Dalton Highway
Trans-Alaska Pipeline

Alaska's North Slope is home to the 2 largest oil fields in North America – Prudhoe Bay and Kuparuk – and over 10 other producing fields. The area has estimated ultimate recoverable reserves of 22.2 billion barrels of oil and as high as 124 trillion cubic feet of natural gas.[1]

1. Resource Development Council for Alaska (website), Oct. 18, 2012.

Hemi Springs and Franklin Bluff Projects

On November 5, 2012, our Subsidiary entered into and closed the Hemi/Franklin Purchase Agreement as described above.

We refer to our 17 leases in this region as the Hemi/Franklin Leases. These seventeen leases were issued by the Alaska Department of Land (the “ADL”): ADL numbers 390939, 391544, 391545, 391750, 391757 - 391759, 391766 - 391768, 391774 - 391778, and un-issued leases 392104 and 392109. The Hemi/Franklin Leases cover 46,399 acres in the North Slope Region of Alaska. All of the leases are subject to a 16.67% royalty retained by the State of Alaska and a 4% overriding royalty retained by the sellers. We have conducted limited exploration work on the properties.  We acquired aeromagnetic data, which we are currently analyzing and have also completed well analysis of four wells in the area to try to better understand the geology of the area.

The Hemi/Franklin Leases are located in Alaska’s North Slope region.

Hemi Springs Project Acreage (shown in purple as Donkel/Cade leases)

Franklin Bluffs Project Acreage (shown in purple as Donkel/Cade lease)

The breakdown of the acreage, working interest and net revenue interest, that are related to our Hemi/Franklin Leases is set forth in the table below. Each year the State of Alaska sends an annual lease statement to the Company for the Hemi/Franklin Leases. Mr. Donkel and Mr. Cade receive the lease statement, for the Hemi/Franklin Leases that are in their name and then they forward the lease statements on to the Company. Failure to pay the leases on time will amount to a forfeiting of the unpaid leases.

Lease (ADL Lease Serial Number):	Property Description:	Gross Acres:	Working Interest:	Net Revenue Interest:(1)	Lease Expiration Date

1. ADL 390939; Tract NS2006-0480	T. 6N, R: 13E, Umiat Meridian: Alaska	5,701.00	100%	79.33%	1/31/2014
	Sec. 19, Unsurveyed, All;	618.00
	Sec. 20, Unsurveyed, All;	640.00
	Sec. 21, Unsurveyed, All;	640.00
	Sec. 28, Unsurveyed, All;	640.00
	Sec. 29, Unsurveyed, All;	640.00
	Sec. 30, Unsurveyed, All;	620.00
	Sec. 31, Unsurveyed, All;	623.00
	Sec. 32, Unsurveyed, All, and;	640.00
	Sec. 33, Unsurveyed, All.	640.00

2. ADL 391544; Tract 984	T. 010N, R: 012E, Tract A, Umiat Meridian: Alaska;	2,501.00	100%	79.33%	6/30/2017
	Sec. 5, Unsurveyed, All;	640.00
	Sec. 6, Unsurveyed, All;	609.00
	Sec. 7, Unsurveyed, All, including the beds of the unnamed lakes, and;	612.00
	Sec. 8, Unsurveyed, All, including the beds of the unnamed lakes.	640.00

3. ADL 391545; Tract 987	T. 010N, R: 012E, Tract A, Umiat Meridian: Alaska	2,512,00	100%	79.33%	6/30/2017
	Sec. 17, Unsurveyed, All, including the beds of the unnamed lakes;	640.00
	Sec. 18, Unsurveyed, All, including the beds of the unnamed lakes;	615.00
	Sec. 19, Unsurveyed, All, including the beds of the unnamed lakes, and;	617.00
	Sec. 20, Unsurveyed, All, including the beds of the unnamed lakes	640.00

4. ADL 391750; Tract 813	T. 009N, R: 012E, Tract A, Umiat Meridian: Alaska	2,560.00	100%	79.33%	4/30/2018
	Sec. 1, Unsurveyed, All, including the beds of the unnamed lakes;	640.00
	Sec. 2, Unsurveyed, All, including the bed of the unnamed lake;	640.00
	Sec. 11, Unsurveyed, All, and;	640.00
	Sec. 12 Unsurveyed, All, including the beds of the unnamed lakes.	640.00

5. ADL 391757; Tract 822	T: 009N, R: 013E, Tract A, Umiat Meridian: Alaska	2,560.00	100%	79.33%	4/30/2018
	Sec. 1, Unsurveyed, All;	640.00
	Sec. 2, Unsurveyed, All;	640.00
	Sec. 11, Unsurveyed, All, and;	640.00
	Sec. 12, Unsurveyed, All.	640.00

6. ADL 391758, Tract 823	T: 009N, R: 013E, Tract A, Umiat Meridian, Alaska	2,560.00	100%	79.33%	4/30/2018
	Sec. 3, Unsurveyed, All;	640.00
	Sec. 4, Unsurveyed, All;	640.00
	Sec. 9, Unsurveyed, All, and;	640.00
	Sec. 10, Unsurveyed, All.	640.00

7. ADL391759; Tract 824;	T. 009N, R: 013E, Tract A, Umiat Meridian: Alaska	2,533.00	100%	79.33%	4/30/2018
	Sec. 5, Unsurveyed, All, including the bed of the unnamed lake;	640.00
	Sec. 6, Unsurveyed, All, including the beds of the unnamed lakes;	625.00
	Sec. 7, Unsurveyed, All, including the beds of the unnamed lakes, and;	628.00
	Sec. 8, Unsurveyed, All.	640.00

8. ADL 391766; Tract 833	T. 009N, R: 014E, Tract A, Umiat Meridian: Alaska;	2,533.00	100%	79.33%	4/30/2018
	Sec. 5, Unsurveyed, All, including the bed of the unnamed lake;	640.00
	Sec. 6, Unsurveyed, All, including the bed of the unnamed lake;	625.00
	Sec. 7, Unsurveyed, All, including the bed of the unnamed lake, and;	628.00
	Sec. 8, Unsurveyed, All, including the bed of the unnamed lake.	640.00

9. ADL 391767; Tract 835	T. 009N, R: 014E, Tract A, Umiat Meridian: Alaska	2,560.00	100%	79.33%	4/30/2018
	Sec. 15, Unsurveyed, All, including the bed of the unnamed lake;	640.00
	Sec. 16, Unsurveyed, All, including the bed of the unnamed lake;	640.00
	Sec. 21, Unsurveyed, All, including the bed of the unnamed lake, and;	640.00
	Sec. 22, Unsurveyed, All, including the bed of the unnamed lake.	640.00

10. ADL 392768; Tract 836	T. 009N, R: 014E, Tract A, Umiat Meridian: Alaska	2,544.00	100%	79.33%	4/30/2018
	Sec. 17, Unsurveyed, All;	640.00
	Sec. 18, Unsurveyed, All, including the bed of the unnamed lake;	631.00
	Sec. 19, Unsurveyed, All, including the beds of the unnamed lakes, and;	640.00
	Sec. 20, Unsurveyed, All, including the bed of the unnamed lake.	640.00

11. ADL 391774; Tract 985	T: 010N, R: 012E, Tract A, Umiat Meridian: Alaska	2,560.00	100%	79.33%	4/30/2018
	Sec. 13, Unsurveyed, All, including the beds of the Kuparuk River and the unnamed lake;	640.00
	Sec. 14, Unsurveyed, All, including the bed of the Kuparuk River;	640.00
	Sec. 23, Unsurveyed, All including the bed of the Kuparuk River, and;	640.00
	Sec. 24, Unsurveyed, All, including the beds of the unnamed lakes.	640.00

12. ADL 391775; Tract 986	T: 010N, R: 012E, Tract A, Umiat Meridian: Alaska.	2,560.00	100%	79.33%	4/30/2018
	Sec. 15, Unsurveyed, All, including the beds of the Kuparuk River and the unnamed lakes;	640.00
	Sec 16, Unsurveyed, All, including the beds of the unnamed lakes;	640.00
	Sec 21, Unsurveyed, All, including the beds of the unnamed lakes, and;	640.00
	Sec. 22, Unsurveyed, All, including the beds of the Kuparuk River and the unnamed lakes.	640.00

13. ADL391776; Tract 988;	T. 010N, R: 012E, Tract A, Umiat Meridian: Alaska	2,560.00	100%	79.33%	4/30/2018
	Sec. 25, Unsurveyed, All, including the beds of the unnamed lakes;	640.00
	Sec. 26, Unsurveyed, All, including the beds of the Kuparuk River and the unnamed lakes;	640.00
	Sec. 35, Unsurveyed, All, including the beds of the Kuparuk River and the unnamed lakes, and;	640.00
	Sec. 36, Unsurveyed, All, including the beds of the unnamed lakes.	640.00

14. ADL 391777; Tract 998	T. 010N, R: 013E, Tract A, Umiat Meridian: Alaska;	2,560.00	100%	79.33%	4/30/2018
	Sec. 27, Unsurveyed, All, including the bed of the unnamed lake;	640.00
	Sec. 28, Unsurveyed, All;	640.00
	Sec. 33, Unsurveyed, All, and;	640.00
	Sec. 34, Unsurveyed, All, including the bed of the unnamed lake.	640.00

15. ADL 391778; Tract 999	T. 010N, R: 013E, Tract A, Umiat Meridian: Alaska	2,523.00	100%	79.33%	4/30/2018
	Sec. 29, Unsurveyed, All, including the beds of the unnamed lakes;	640.00
	Sec. 30, Unsurveyed, All, including the beds of the unnamed lakes;	620.00
	Sec. 31, Unsurveyed, All, including the beds of the unnamed lakes, and;	623.00
	Sec. 32, Unsurveyed, All, including the beds of the unnamed lakes.	640.00

16. ADL 392104; Tract 976	T.010, R; 011E, Umiat Meridian: Alaska	2,560.00	100%	79.33%	11/30/2022
	Sec. 13	640.00
	Sec. 14	640.00
	Sec. 23	640.00
	Sec. 24	640.00
17. ADL 392109; Tract 996	T. 010N, R: 013E, Umiat Meridian: Alaska	2,512.00	100%	79.33%	11/30/2022
	Sec. 17	640.00
	Sec. 18	615.00
	Sec. 19	617.00
	Sec. 20	640.00
(1)
Note: According to the Hemi/Franklin Purchase Agreement, our Subsidiary is required to drill a test well (the “Test Well”) to a depth of at least 8,000 feet on one of three designated Leases, ADL 390939, 391544 and 391545 (the “Test Well Leases”) within two years of the closing of the Purchase Agreement. Upon drilling the Test Well, the Subsidiary is also required to assign a 20% working interest in the Test Well Lease to Donkel Oil and Gas, LLC.

The following table provides by specific dates, the total amount of rental payments which are due and payable on certain number of our Hemi/Franklin Alaska oil and gas leases containing the indicated total acreage, based on the indicated rental amount per acre:

Hemi/Franklin Leases Rental Due Dates	Number of Leases	Total Acreage	Rental Rate/Acre	Total Rental Payment Amt.
2/1/2013	1	5,701.00	$3.00	$17,103.00
5/1/2013	12	30,613.00	$2.00	$61,226.00
7/1/2013	2	5,013.00	$2.00	$10,026.00
5/1/2014	12	30,613.00	$2.50	$76,532.00
7/1/2014	2	5,013.00	$2.50	$12,532.00

Limited exploration work has been conducted by the Company on the Hemi/Franklin Leases. We are, however, in discussion with consulting groups to design and implement devised work program. We acquired aeromagnetic data which we are currently analyzing and have also completed well log analysis of the Franklin Bluffs project area, as well as are in the process of completing well log analysis of three wells in the Hemi Springs project area to try to better understand the geology of the area. We are also in discussions to acquire seismic data for the Hemi Springs Project.

Hemi/Franklin Leases Geology

Hemi Springs Project Geology

The Hemi Springs Project lies to the immediate east of where Eni's now-dissolved Rockflour Unit was originally formed, and completely overlies the location of Pioneer Natural Resources' now-dissolved NE Storms Unit.

In the project's surrounding vicinity, past hydrocarbon tests and shows have included those at Hemi Spr. #1, Hemi Spr. #3-9-11, Hemi Spr. Unit #3, Hemi Spr. Sag R. #1 and Burglin #33-1.

A total of three wells were drilled in the now-defunct Hemi Springs Unit, one of which (i.e., Pioneer Natural Resource's Hailstorm #1) is located on what are now the Company's Hemi Springs Project leases.

Of those three Hemi Springs Unit wells, the key well was the ARCO Hemi Springs State #1.
The well was directionally drilled in 1984 to a depth of 10,937' (10,370' TVD) from a surface location in the extreme southeast corner of a ConocoPhillips/Pioneer lease with the well's bottomhole location being 648' inside the Company's Hemi Springs Project lease ADL391544.

The well was originally Certified Capable of Producing in Paying Quantities (CCPPQ) in June 1984. In March 1995, ARCO requested an extension of its suspended status, citing its productive potential.

The Lower Cretaceous Kuparuk C Sand earned the well its CCPPQ designation by yielding oil and gas at rates in excess of 500 bopd at 26 to 35 API gravity and up to 1.9 million cubic feet of gas per day (mmcfd) in several tests at depths between 7,190' and 7,220' MD.

Below the Kuparuk, the L. Triassic Sadlerochit is an additional exploration target in the Hemi Springs Project area. This horizon is a prolific producer in the adjacent Prudhoe Bay Field.

The Sadlerochit is also associated with hydrocarbon tests and shows at two wells: the Mobil/Sohio Hurl State 5-10-13 well (nine miles to east-northeast of State #1 well) and the Placid PB State No. 1 well (two miles further east).

Franklin Bluffs Project Geology

The relevant formations are the Canning Fm. (6,005' MD), Torok Fm. (9,752' MD), Hue Shale (10,040' MD), GRZ (10,070' MD), Pebble Shale (10,252'), Kemik/Kuparuk "C" (10,320' MD), and the L. Cretaceous Unconformity/Kingak Shale (10,354' MD).

Directly west of the project, Unocal drilled multiple wells on their now defunct White Hills Exploration project. Two of the wells – Muskoxen 36-7-8 and Bluebuck 6-7-9 – are only 25 miles west-northwest of the Franklin Bluffs Project lease.

These wells were drilled to shallow depths (4,500' and 5,000' respectively) into the Campanian-Paleocene Ugnu-Schrader Bluff sequence.

Suggestions of heavy oil were found in the deeper Schrader Bluff in both wells, and rotary sidewall cores contained oil at 3,960' MD (28 API) in the Muskoxen 36-7-8 and at 4,014' MD (31 API) in the Bluebuck 6-7-9.

Meanwhile, an Alaska Division of Geological & Geophysical Surveys (DGGS) report from 2009 of the geology in the Sagavanirktok quadrangle, 22 miles to the south, identified large anticlinal structures showing significant variability in their plunge, suggesting a likely hydrocarbon trapping mechanism.

North Point Thomson Property

On May 31, 2013, our Subsidiary entered into the North Point Thomson Purchase Agreement  the North Point Thomson Property as described above.

We refer to our twelve leases in this region as the North Point Thomson Property. These twelve leases were issued by the Alaska Department of Land (the “ADL”): ADL numbers 392123 - 392134. The leases cover approximately 19,662 acres in the North Point Thomson Property in the North Slope Region of Alaska. Seven of the leases are subject to a 12.5% royalty retained by the State of Alaska and a 4% overriding royalty retained by the sellers, and the other five of the leases are subject to a 16.67% royalty retained by the State of Alaska and a 4% overriding royalty retained by the sellers. We have conducted no exploration work on the properties.

The North Point Thomson Property is located in Alaska’s North Slope region.

North Point Thomson Project Acreage (shown in purple as Donkel/Cade leases)

RPC
AVCG 30%
RAMSHORN 50%
BRDC 20%
S07-125
AVCG 30
RAMSH 50
BRDC20
/31/13
25
Entrance
ADL392134
BS11W-115
DONKEL 25
CADE 75
$11.00
12/31/2022
ADL392133
BS11W-114
DONKEL 25
CADE 75
$11.00
12/31/2022
ADL392132
BS11W-113
DONKEL 25
CADE 75
$11.00
12/31/2022
ADL392128
BS11W-103
DONKEL 25
CADE 75
$11.00 12/31/2022
ADL392127
BS11W-10W
DONKEL25-CADE75
$11.00
12/31/2022
DONKEL25
CADE 75
$26.00
NYI
ADL392131
BS11W-106
DONKEL25-CADE75
$26.00 NYI
ADL392130
BS11W-105
DONKEL25-CADE75
$26.00 NYI
ADL392129
BS11W-104
DONKEL25-CADE75
$26.00 NYI
ADL392126
BS11W-095
DONKEL25-CADE75
$26.00 NYI
ADL392125
BS11W-094
DONKEL25-CADE75
$11.00 NYI
Mary Sachs Entrance
ADL392123
BS11W-085
DONKEL-CADE
$14.00 12/31/2022
ADL392124
BS11W-088
Challenge
SOHIO
1 Challenge Is.
Challenge I
Alaska I
Duchess I
EXXON
F-1 AK St.
North Star I
SOHIO
1 Alaska Is
65-389728
CPAI 50
BPX 50
$12.51
HBU
65-377016
CPAI 50
BPX 50
$25.80
HBU
65 -377017
Maguire Islands
EXMO 66.67
CHEVRON 14.66
BPX 18.66
$171.61 HBU
30 -312862
EXMO 100
$15,171.57 HBU
65-389730
EXMO 67
CHEVRON 33
$46.77 HBU
65 -377020
EXMO 67
CHEVRON 33
$46.77 HBU
30 -312866
EXMO 100
$875.00 HBU
EXXON
Flaxman Island
36 -343109
EXMO 50 HBU
BPX 28
CHEVRON 22
$990.85
EXXON
G-2 AK St.
Dog
23 -47564
EXMO 50
EXMOO 25
BPX 25
$127.76
Pt Gordon
23 -47563
EXMO 50
EXMOO 25
BPX 25
$313.56
23 -47562
Devon 10
EXMO 71.5316
et al (see note)
$217.77 HBU
Pt Hopson
23 -47561
Pt Sweeney
EXMO 75
CHEVRON 11
BPX 14 $163.06
-51667
EXMO 50
BPX 29.99
EXMOO 16.67
CHEVRON
$261.84
-50983
EXMO 67
BPX 33
$261.84
47560
EXMO 50
ET AL 50
$261.84
EXXON
Pt Thomson
ExxonMobil
PTU 15
Pt Thomson
23 -47559 HBU
EXMO 100
$131.00
PTCP
D-1 Alaska St.
23 -47558 -1
EXMOO 50 $137.95
BPX 50
-2 EXMO 50 HBU
EXMOO 25 BPX 25
EXXON
3 Pt.Thomson
23 -47557
EXMOO 50
BPX 50
$209.31
HBU
23-47556
EXMO 100
$859.68
HBU
EXXON
A-1 AK St
Leffingwell Camp
National Historical Site
36 -343110
EXMOO 50 BPX 50
$2,140.49
HBU
23 -47566
EXMO 50
EXMOO 25
BPX 25
23 -47567
Devon 10
EXMO 71.5316
et al (see note)
23 -47568 -1
CHEVRON 44
BPX 56
-2 CHEVRON 22
EXMO 50
23 -47569 -1
CHEVRON 22 HBU
EXMO 50
BPX 28
-2 EXMO 50
23 -47570
CHEVRON22
EXMO 50
BPX 28
$1,060.94
ExxonMobil
PTU 16
23 -47571 HBU
CHEVRON 44
23 -47572-2
CHEVRON 44 BPX 56
-1
CHEVRON 17.6
EXMOO 30
BPX 52.4
36 -343111
BPX 56
CHEVRON 44
$6,397.92
PHILLIPS
1 PTU N.

The breakdown of the acreage, working interest and net revenue interest, that are related to our North Point Thomson Property is set forth in the table below. Each year the State of Alaska sends an annual lease statement to the Company for the North Point Thomson Leases associated with the Company. Mr. Donkel and Mr. Cade receive the lease statement, for the North Point Thomson Leases that are in their name and then they forward the lease statements on to the Company. Failure to pay the leases on time will amount to a forfeiting of the unpaid leases.

Lease (ADL Lease Serial Number):	Property Description:	Gross Acres:	Working Interest:	Net Revenue Interest:	Lease Expiration Date

1. ADL392123; Tract 85;	T. 010N, R: 024E, Umiat Meridian: Alaska	1,625.06	100%	83.5%	12/31/2022
	Sec. 3, Protracted, All tide and submerged land shoreward of or located within the line fixed by coordinates found in Exhibit A(1) of the final decree in U.S. v. Alaska, No. 84 Original;	106.05
	Sec. 4, Protracted All, tide and submerged land shoreward of or located within the line fixed by coordinates found in Exhibit A(1) of the final decree in U.S. v. Alaska, No. 84 Original;	239.01
	Sec. 9, Protracted All, and ;	640.00
	Sec. 10 Protracted All.	640.00

2. ADL 392124; Tract 88	T. 010N, R: 024E, Umiat Meridian: Alaska;	911.60	100%	79.33%	12/31/2022
	Sec. 15, Protracted N1/2, S1/2 excluding oil and gas lease ADL 31866;	452.75
	Sec. 16, Protracted N1/2, S1/2 excluding oil and gas lease ADL 31866, and;	408.92
	Sec. 22, Protracted E1/2, E1/2 excluding oil and gas leases ADL 31866 and 343109.	49.93

3. ADL 392125; Tract 94	T. 010N, R: 023E, Umiat Meridian: Alaska	911.60	100%	83.5%	12/31/2022
	Sec. 3, Protracted All;	640.00
	Sec. 4, Protracted All;	640.00
	Sec. 9, Protracted, N1/2 N1/2 excluding oil and gas lease ADL 389730, and;	42.92
	Sec. 10, Protracted, N1/2 N1/1 excluding oil and gas lease ADL 389730.	49.93

4. ADL 392126; Tract 95	T. 010N, R: 023E, Umiat Meridian: Alaska	1,313.02	100%	79.33%	12/31/2022
	Sec. 5, Protracted All;	640.00
	Sec. 6, Protracted All;	609.00
	Sec. 7, Protracted, N1/2 N1/2 excluding oil and gas lease ADL 312862, and;	28.12
	Sec. 8, Protracted, N1/2 N1/2 excluding oil and gas leases ADL 312862 and ADL 389730.	35.90

5. ADL 392127; Tract 102	T: 011N, R: 03E, Umiat Meridian: Alaska	1,431.02	100%	83.5%	12/31/2022
	Sec. 27, Protracted All, tide and submerged land shoreward of or located within the line fixed by coordinates found in Exhibit A(1) of the final decree in U.S. v. Alaska, No. 84 Original;	3.90
	Sec.28, Protracted All, tide and submerged land shoreward of or located within the line fixed by coordinates found in Exhibit A(1) of the final decree in U.S. v. Alaska, No. 84 Original;	162.94
	Sec. 33, Protracted All;	640.00
	Sec. 34, Protracted All, tide and submerged land shoreward of or located within the line fixed by coordinates found in Exhibit A(1) of the final decree in U.S. v. Alaska, No. 84 Original, and;	520.10
	Sec. 35, Protracted All, tide and submerged land shoreward of or located within the line fixed by coordinates found in Exhibit A (1) of the final decree in U.S. v. Alaska, No. 84 Original.	104.08

6. ADL 392128, Tract 103	T: 011N, R: 023E, Umiat Meridian, Alaska	2,047.61	100%	83.5%	12/31/2022
	Sec. 29, Protracted, All tide and submerged land shoreward of or located within the line fixed by coordinates found in Exhibit A(1) of the final decree in U.S. v. Alaska, No. 84 Original;	364.22
	Sec. 30, Protracted, All tide and submerged land shoreward of or located within the line fixed by coordinates found in Exhibit A(1) of the final decree in U.S. v. Alaska, No. 84 Original;	436.39
	Sec. 31, Protracted, All, and;	607.00
	Sec. 32, Protracted, All.	640.00

7. ADL392129; Tract 104;	T. 010N, R: 022E, Umiat Meridian: Alaska	1,321.26	100%	79.33%	12/31/2022
	Sec. 1, Protracted, All	640.00
	Sec. 2, Protracted, All;	640.00
	Sec. 11, Protracted, N1/2 N1/2 excluding oil and gas leases ADL 312862 and ADL377017, and;	17.78
	Sec. 10 Protracted. N1/2 N1/2 excluding oil and gas lease ADL 312862.	24.48

8. ADL 392130; Tract 105	T. 010N, R: 022E, Umiat Meridian: Alaska;	1,300.29	100%	79.33%	12/31/2022
	Sec. 3, Protracted, All;	640.00
	Sec. 2, Protracted, All.	640.00
	Sec. 9, Protracted N1/2 N1/2 excluding oil and gas lease ADL 377017, and;	7.75
	Sec. 10, Protracted, N1/2 N1/2 excluding oil and gas lease ADL 377017.	12.54

9. ADL 392131; Tract 106	T. 010N, R: 022E, Umiat Meridian: Alaska	1,252.00	100%	79.33%	12/31/2022
	Sec. 5, Protracted, All;	640.00
	Sec. 6, Protracted, N1/2, N1/2 S1/2 excluding oil and gas lease ADL 377016;	608.36
	Sec. 7, Protracted, N1/2 N1/2 excluding oil and gas lease ADL 3377016, and;	0.24
	Sec. 8, Protracted, N1/2 N1/1 excluding oil and gas lease ADL 377017.	3.40

10. ADL 392132; Tract 113	T. 011N, R: 022E, Umiat Meridian: Alaska	2,151.93	100%	83.5%	12/31/2022
	Sec. 25, Protracted, All tide and submerged land shoreward of or located within the line fixed by coordinates found in Exhibit A(1) of the final decree in U.S. v. Alaska, No. 84 Original;	452.95
	Sec. 26, Protracted, All tide and submerged land shoreward of or located within the line fixed by coordinates found in Exhibit A(1) of the final decree in U.S. v. Alaska, No. 84 Original;	418.98
	Sec. 35, Protracted, All, and;	640
	Sec. 8, Protracted, All.	640.00

11. ADL 392133; Tract 114	T: 011N, R: 022E, Umiat Meridian: Alaska	2,378.83	100%	83.5%	12/31/2022
	Sec. 27, Protracted All, tide and submerged land shoreward of or located within the line fixed by coordinates found in Exhibit A(1) of the final decree in U.S. v. Alaska, No. 84 Original;	522.46
	Sec.28, Protracted All, tide and submerged land shoreward of or located within the line fixed by coordinates found in Exhibit A(1) of the final decree in U.S. v. Alaska, No. 84 Original;	576.37
	Sec. 33, Protracted, All, and;	640.00
	Sec. 34, Protracted, All.	640.00

12. ADL 392134; Tract 115	T: 011N, R: 022E, Umiat Meridian: Alaska.	2,556.45	100%	83.5%	12/31/2022
	Sec. 19, Protracted, All tide and submerged land shoreward of or located within the line fixed by coordinates found in Exhibit A(1) of the final decree in U.S. v. Alaska, No. 84 Original;	43.64
	Sec 20, Protracted, All tide and submerged land shoreward of or located within the line fixed by coordinates found in Exhibit A(1) of the final decree in U.S. v. Alaska, No. 84 Original	21.92
	Sec 29, Protracted, All tide and submerged land shoreward of or located within the line fixed by coordinates found in Exhibit A(1) of the final decree in U.S. v. Alaska, No. 84 Original;	639.89
	Sec. 30, Protracted, All;	604.00
	Sec. 31, Protracted, All, and;	607.00
	Sec. 32, Protracted, All.	640.00
(1)
Note: The final decree in U.S. v. Alaska, No. 84 Original, fixed the offshore boundary between the United States and the State of Alaska in the Chukchi and Beaufort Seas.  The acreage figures were taken from the State township diagrams depicting the offshore Federal/State boundary approved by the State of Alaska on February 28, 1997.

The following table provides by specific dates, the total amount of rental payments which are due and payable on certain number of our North Point Thomson Alaska oil and gas leases containing the indicated total acreage, based on the indicated rental amount per acre:

North Point Thomson Rental Due Dates	Number of Leases	Total Acreage	Rental Rate/Acre	Total Rental Payment Amt.
01/01/2014	6	12,190.90	$ 1.50	$ 18,286.35
03/01/2014	1	1,373.25	$ 1.50	$ 2,059.88
03/01/2014	5	6,098.17	$10.00	$ 60,981.70
01/01/2015	6	12,190.90	$ 2.00	$ 24,381.80
03/01/2015	1	1,373.25	$ 2.00	$ 2,746.50
03/01/2015	5	6,098.17	$10.00	$ 60,981.70

No exploration work has been conducted by the Company on the North Point Thomson Property. We are, however, in discussion with consulting groups to design and implement devised work program, including an initial technical assessment, purchasing and then the interpretation of gravity-magnetic data information, and obtaining well log analysis and interpretation, as well as seismic data acquisition.

North Point Thomson Geology

The North Point Thomson Project sits in the middle of several Tertiary shelf-slope oil accumulations that progress from older to younger moving from southwest to northeast.

The band of oldest accumulations is anchored on the west by the turbidites of the Badami Unit and proposed Telemark Unit, and on the east by the discoveries at Yukon Gold (120 MMBO) and Sourdough (100 MMBO).

The project's acreage is in the next band, younger and to the northeast, which is represented towards its east end by the U. Paleocene Flaxman Sands (PTU) and by the Base Eocene Sand (150 MMBO assigned) in the Stinson #1 discovery well.

The youngest band lies nine miles northeast of the project at the site of Unocal/Shell's Hammerhead-Sivulliq discovery, with reserves of 100 to 200 MMBO in Brookian-aged sands.

In 1992, ARCO drilled three wells along trend to the east, making the Kuvlum discovery (160-300 MMBO) when its #1 well flowed 3,400 BOPD (34 API) from highly-faulted Oligocene sands.

The Company believes, based upon currently available geological data and maps from the public domain that our lease prospect contains the Thomson Sand Reservoir (Department of Natural Resources, State of Alaska, Point Thomson Unit Application for the Second Expansion and Third Contraction of the Unit Area, May 24, 2002), and additional targets for the North Point Thomson project include the Pre-Mississippian of the 1990 ARCO Stinson oil discovery.

Reserves

Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations.  In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

•
Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

•	Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.

•	Possible reserves are those additional reserves that are less certain to be recovered than probable reserves.

The Company has no proved oil and natural gas reserves. The Company, has conducted an initial technical assessment, the purchase and interpretation of magnetic data for the Hemi/Franklin Leases, well log analysis and interpretation on the Franklin Bluffs project and is interpreting the well log analysis on the Hemi Springs Project. On our North Point Thomson Leases, we are in the process of our completing the initial technical assessment on the property, and are in the process of purchasing gravity-magnetic data and well log analysis for the North Point Thomson Leases.The Company currently does not have sufficient production records, geoscience and engineering data or other information, nor are there installed means of delivering oil and gas or related substances from our properties to market, to enable us to compute quantities of proved, probable or possible oil and gas reserves, and there can be no assurance that our properties contain recoverable, economically producible oil or gas resources.

Business Strategy

Our strategy is to increase shareholder value through strategic acquisitions, appraisal drilling and development. We are focused on the acquisition, appraisal, development and exploitation of oil and gas properties.  We are also searching for possible joint-ventures and new prospects that fit our strategic focus.  The Company is currently focused on investing in and acquiring potential oil and gas reserves within the United States.  The Company’s strategy consists of the following key elements:

•	Acquire on- or offshore domestic production and drilling opportunities;

•	Initiate development drilling program;

•	Initial focus on drilling prospect along North Slope Region of Alaska;

•	Exploit management team’s experience in this region.

Though it is possible to finance and drill an oil or gas resource property that hosts an oil or gas deposit into production, the costs for doing so are considerable, and the subsequent potential return on investment for our shareholders would be very risky.  Therefore, in order to reduce that risk we hope to develop joint ventures or strategic partnerships or sell a portion of any oil or gas deposits that we may discover to another oil and gas company. It is customary in the oil and gas industry in North America for smaller entities to “farm-out” a portion of a proposed drilling program.  In the “farm-out” process a company that holds oil and gas rights disposes of a portion of its interest in those rights to another entity that then becomes responsible for all or part of the financial commitment for the drilling and exploration well.  The second aspect of this strategy involves “promotion,” which refers to the spread between the proportion of the farm-out and the proportion of revenue, if any, received by the company farming-in.  By way of example, a company farming-in may pay for 80% of the cost of a well but receive only 56% of the revenue.  The company farming in participates at an 80% level (funds 80% of the cost of drilling the well) but receives 56% of the net revenue (known as a 56% working interest).  In other words, the company farming-in receives $0.70 in working interest for each dollar of participation interest (the 56% is calculated by multiplying 80% at a $.70 per dollar to arrive at a net 56% working interest). The difference is called promotion and is a common way for smaller, less capitalized companies to advance their properties to the drilling stage.  The “farm-out” example provided is an example of the type of arrangement that can be made in the industry.  The amount of working interest received varies on the merits of the property and the ability of each side to negotiate.  The principal is that the company owning the property receives a benefit by virtue of its ownership.

Currently we do not have any such arrangements under contract.

By farming-out a proportion of our Leases, it would provide an immediate return to our shareholders without us having to bear the full cost of drilling wells.  This strategy also would allow the Company to conserve capital in order to allow us to continue operations.

Contemplated Activities

We are continually evaluating other drilling and acquisition opportunities for possible participation. Generally, at any one time, we are engaged in various stages of evaluation in connection with one or more drilling or acquisition opportunities. Unless required by applicable law, our policy is generally to not disclose the specifics of any such opportunity until such time as that transaction is finalized and we have entered into a definitive agreement regarding the same and then, only when such transaction is material to our business. Similarly, we do not speculate on the outcome of such ventures until the drilling, production or other results are available and have been verified by us.

We may alter or vary all or part of these contemplated activities based upon changes in circumstances, including, but not limited to, unforeseen opportunities, inability to negotiate favorable acquisitions, farmouts, joint ventures, or divestitures, commodity prices, lack of cash flow, lack of funding and/or other events which we are not able to anticipate.

Alaska Fiscal Regime

Two distinct oil and gas fiscal regimes exist in Alaska, one of which governs exploration and production (“E&P”) operations on the North Slope.  The fiscal regime involves cash rebates from the State based on a percentage of exploration costs.

Steady production declines from legacy brownfields such as Prudhoe Bay and Kuparuk have led to significant operational challenges for the Trans-Alaska Pipeline System (“TAPS”).  In response, the Alaska legislature passed a generous fiscal incentive program for North Slope E&P operations in April 2013.  This legislation provides cash reimbursements for approximately 85% of exploration drilling expenditures through January 1, 2016, in the form of two distinct programs:

•	Cash rebates for 40% of exploration and appraisal costs. Development, facilities and infrastructure expenditures are not eligible.

•
Carried forward losses (“CFLs”) reimbursed as cash rebates that cover up to 45% of exploration costs.  An operator only qualifies for CFLs prior to reaching profitability, typically at first oil.  But rather than accumulating as a deduction to be claimed at first oil, the legislation allows operators to now claim CFLs early as a direct cash rebate that is for all material intents and purposes identical to the 40% exploration cost rebate program.  The CFL amount goes down to 35% beginning January 1, 2016.

Both our Hemi/Franklin and our North Point Thomson Property E&P campaigns may be eligible for both cash rebate programs, but at this time we cannot give assurance this will be so.  Our business plan to explore our properties was developed before this legislation was adopted, and so is not dependent on the availability of these reimbursements.  However, the credits, should they be available, would likely have a material impact on our results of operations and cash flows.

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

Oil and Gas Regulation

The governmental laws and regulations which could have a material impact on our Company are as follows:

Drilling and Production

These types of regulation include permit requirements for the drilling of wells, drilling bonds and reports concerning operations. Most states regulate one or more of the following: (i) the location of wells; (ii) the method of drilling and casing wells; (iii) the rates of production or "allowables"; (iv) the surface use and restoration of properties upon which wells are drilled; (v) the plugging and abandoning of wells; and (vi) notice to surface owners and other third parties.

State laws may regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

Environmental Regulation

Our activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations will be subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of such activities. In most instances, the regulatory requirements relate to water and air pollution control measures.

Waste Disposal

The Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes, affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil, natural gas, or geothermal energy constitute "solid wastes", which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation.

Air Emissions

Our operations are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies.  Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

Clean Water Act

The Clean Water Act imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. The Clean Water Act requires us to construct a fresh water containment barrier between the surface of each drilling site and the underlying water table. This involves the insertion of a seven-inch diameter steel casing into each well, with cement on the outside of the casing. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into certain coastal and offshore waters. Further, the EPA has adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.

The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We will comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

Our operations will also be subject to laws and regulations requiring removal and cleanup of environmental damages under certain circumstances. Laws and regulations protecting the environment have generally become more stringent in recent years, and may in certain circumstances impose “strict liability,” rendering a corporation liable for environmental damages without regard to negligence or fault on the part of such corporation. Such laws and regulations may expose us to liability for the conduct of operations or conditions caused by others, or for acts which may have been in compliance with all applicable laws at the time such acts were performed. The modification of existing laws or regulations or the adoption of new laws or regulations relating to environmental matters could have a material adverse effect on our operations.

Subsidiaries

We wholly own and operate Polar Petroleum (AK) Corp., an Alaska corporation.

Employees

We have no employees other than Daniel Walker, our sole officer and director.

We plan to outsource independent consultant engineers and geologists on a part time basis to conduct specific corporate business and exploration programs on our properties in order to carry out our plan of operations  for the foreseeable future.   Consultants will be retained on the basis of ability and experience.

Intellectual Property

We do not own any copyrights, patents or trademarks.

Internet Website

Our website is located at www.polarpetro.com

Research and Development

The Company conducts oil and gas exploration activities on oil and gas properties in order to assess whether these claims possess commercially exploitable oil and gas deposits. Otherwise, we do not spend any significant amount of time in research and development activities.

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

Failure to successfully complete the terms of the Purchase Agreements , Escrow Agreements and Promissory Notes will adversely affect our business, financial condition, and results of operations.

As part of the two Purchase Agreements that our wholly-owned subsidiary, Polar Petroleum (AK) Corp., entered into with Mr. Donkel and Mr. Cade, we are required to make certain payments on a quarterly basis as described above . The Company is also required within the first two years after closing the Hemi/Franklin Purchase Agreement to drill at least one 8,000 foot deep test well, on one of the three designated leases, or the Company will forfeit the Company’s interest in all the leases. If the Company fails to either make the required payments or fails to drill the required 8,000 foot test well as per the Hemi/Franklin Purchase Agreement, the Company will be materially negatively affected, all money and effort put into the Hemi/Franklin Leases will be lost, and the Company may cease operations entirely.  Likewise, if we fail to pay the First or Second Promissory Notes in accordance with their terms, we may lose the leases, which would have a material adverse effect and could cause the Company to cease operations entirely.

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

State of Alaska Incentive Program

We anticipate that the Company should be entitled to an effective cash reimbursement of a significant proportion of certain of its exploration costs pursuant to certain tax laws of the State of Alaska. We have made certain assumptions concerning the availability and timing of certain estimated cash payments to which we believe the Company should or may be entitled pursuant to such tax laws. The detailed conditions required to be fulfilled in order to qualify for either tax credits or the purchase by the State of Alaska of such tax credits remain the subject of further investigation and analysis by the Company. There can be no certainty or guarantee that such tax credits or the whole or any part of the sums that we currently anticipate and assume will become available to the Company, either within the time period anticipated by us or at all.

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

Risks Related to our Common Stock

Trading in our Common Stock was temporarily suspended by the SEC, and we have been and may continue to be subject to regulatory actions that have a material adverse effect on the liquidity and price of our Common Stock, directly or indirectly through the effect of such actions on investor confidence.

On June 10, 2013, the SEC announced the suspension, pursuant to Section 12(k) of the Exchange Act, of trading in the securities of the Company, commencing at 9:30 a.m. EDT on June 10, 2013, and terminating at 11:59 p.m. EDT on June 21, 2013. The Commission temporarily suspended trading in the securities of Polar because of questions regarding the accuracy and adequacy of assertions by Polar, and by others, to investors in press releases and promotional material concerning, among other things, the company’s assets, operations, and financial condition. This order was entered pursuant to Section 12(k) of the Securities Exchange Act.

Following this type of trading suspension, a broker-dealer generally may not solicit investors to buy or sell the previously-suspended over-the-counter stock until certain requirements are met. A broker-dealer must file and clear with the Financial Industry Regulatory Authority, Inc. (“FINRA”) a Form 211 representing that it has satisfied all applicable requirements, including those of Rule 15c2-11 and FINRA Rule 6432. Rule 15c2-11 requires, among other things, that broker-dealers review and maintain certain information regarding an issuer and have a reasonable basis under the circumstances for believing that the information is accurate in all material respects and the sources of the information are reliable.

Although we continue to seek to have our common stock quoted, we have not yet retained a broker-dealer to file a Form 211 with the FINRA, and we do not know when, if at all, any quotation of our securities will again be entered.  We therefore expect the liquidity and price of our Common Stock to materially decrease.  Additionally, there can be no assurance that the SEC or other regulators or third parties will not take further regulatory or legal action against the Company. Any such action, and lack of investor confidence, would have a material adverse effect on the Company, and the liquidity and price of the Common Stock.

The Company has been informed that the SEC has issued an order directing a private investigation to determine whether (a) Polar, its officers, directors, employees, partners, subsidiaries and/or affiliates, or other persons or entities, may have been or may be offering to sell, selling and delivering after sale to the public, or offering to sell or to buy, certain securities, including, but not limited to Polar common stock, as to which no registration statement was or is in effect and for which no exemption from registration was or is available; (b) Polar, its officers, directors, employees, partners, subsidiaries and/or affiliates, and/or other persons or entities, in the offer or sale or in connection with the purchase or sale of certain securities, may have been or may be employing devices, schemes or artifices to defraud, obtaining money or property by means of untrue statements of material fact or omitting to state material facts necessary in order to make the statements made, in the light of the circumstances under which they were or are made, not misleading, or engaging in transactions, acts, practices or courses of business which operated, operate, or would operate as a fraud or deceit upon any person; (c) consultants, partners and/or affiliates of Polar, and/or others, may have published, given publicity to, or circulated any notice, circular, advertisement, newspaper, article, letter, investment service or communication which, though not purporting to offer Polar’s securities for sale, describes such security for a consideration received or to be received, directly or indirectly, from Polar, without fully disclosing the receipt of such consideration and the amount thereof; or (d) Polar, its officers, directors, employees, partners, subsidiaries and/or affiliates may have been or may be filing or causing to be filed with the SEC annual reports on Form 10-K, current reports on Form 8-K and quarterly reports on Form 10-Q that may have contained untrue statements of material fact or may have omitted and may omit to state material facts necessary, or may have failed to add such further material information as may be necessary, in order to make the statements made, in the light of the circumstances under which they were or are made, not misleading.   The SEC has issued to the Company a subpoena for documents and ordered the deposition of Company officers.

The Company is unaware of any of the purported actions and omissions referred to above and is cooperating fully with the SEC’s staff in their investigation.  There has been no change to the Company’s business plan.

While the Company intends to work diligently to resolve any issues with the SEC, there can be no assurance that the SEC or other regulators or third parties will not take further regulatory or legal action against the Company.  Any such action, and lack of investor confidence, would have a material adverse effect on the Company, and the liquidity and price of our securities.

There Is No Present Market for Our Stock and No Assurance That Any Future Market Will Develop.

Our common stock is currently a grey market stock not eligible for quotation on the OTC Bulletin Board.  There is no market maker for our common stock.  Grey market stocks are not traded or quoted on an exchange or inter-dealer quotation system, but are reported by broker-dealers to their self-regulatory organization (SRO) and the SRO distributes the trade data to market data vendors and financial websites.  Since grey market securities are not traded or quoted on an exchange or inter-dealer quotation system, investor's bids and offers are not collected in a central spot, so market transparency is diminished and Best Execution of orders, or any execution at all, is difficult.  Because our common stock is not listed on any securities exchange or quoted on an inter-dealer quotation system, our stock has very limited liquidity and may receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Our stock price may be volatile, which may result in losses to our stockholders.

Even if a market for our common stock develops, our stock price may be volatile.  The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the over-the-counter markets generally have been very volatile and have experienced sharp share-price and trading-volume changes.  If a market for our common stock develops, the trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

• variations in our operating results;
• changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
• changes in operating and stock price performance of other companies in our industry;
• additions or departures of key personnel; and
• future sales of our common stock.

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

Restrictions on the reliance of Rule 144 by former shell companies.

Prior to November 5, 2012, the Company had been a “shell company” as defined in Rule 12b-2 under the Exchange Act.  Pursuant to Rule 144(i), restricted and control securities issued by a current or former shell company (such as our common stock) that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the Company (a) is no longer a shell company; and (b) has filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it is no longer a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the Company is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act and has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports.

We are a voluntary filer of reports with the SEC and are not currently subject to the reporting requirements of section 13 or 15(d) of the Exchange Act.  While we intend in the future to register our common stock under Section 12 of the Exchange Act and thus become subject to the reporting requirements of section 13 or 15(d) of the Exchange Act, we cannot assure when this will occur.  Consequently, restricted and control shares of our common stock (e.g., those issued in a business combination or an unregistered private placement of securities) cannot currently be sold in reliance upon Rule 144.  Even after we have met the criteria above, any restrictive legends on certificates for our common stock cannot be removed except in connection with an actual sale meeting the foregoing requirements or pursuant to an effective registration statement.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our oil and gas interests consist of 29 oil and gas leases covering approximately 66,061acres located in the North Slope region.  We are currently developing our plan of operation for the leases and intend to begin the process of obtaining all necessary governmental approvals and permits in order to commence our operations.   The descriptions of our oil and gas leases contained in Item 1, “Business,” above are incorporated herein by reference.

Office Lease

Our office is located at 4300 B Street, Suite 505, Anchorage, Alaska, and our telephone number is (907) 561-3001. We currently pay approximately $1,000 a month to lease this space, and our lease is for a period of one year.  As of the date of this filing, the Company has not sought to move our office. Additional space may be required as the Company expands its operations. Management does not foresee any significant difficulties in obtaining any required additional space. The Company currently does not own any real property. We have described our oil and gas leases above.

ITEM 3. LEGAL PROCEEDINGS.

Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings that are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

On June 10, 2013, the Securities and Exchange Commission (the “SEC”) issued an order suspending trading in our common stock on the OTC Bulletin Board and OTC Markets for a period of eleven days ending on June 21, 2013.  In its order, the SEC alleged that there was “a lack of current and accurate information concerning the securities of [Polar Petroleum] because of questions regarding the adequacy and accuracy of assertions by Polar, and by others, to investors in press releases and promotional material concerning, among other things, the [C]ompany’s assets, operations, and financial condition.”  Neither the Company nor any of its officers or directors has issued, produced, authorized or paid for any promotional materials concerning the Company, its securities, assets, operations or financial condition, nor is any of them aware of the identity of any persons who have issued, produced, authorized or paid for any such promotional materials.  With respect to its press releases, the Company is not aware of any untrue statements of material fact or any omission to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading.

The Company has been informed that the SEC has issued an order directing a private investigation to determine whether (a) Polar, its officers, directors, employees, partners, subsidiaries and/or affiliates, or other persons or entities, may have been or may be offering to sell, selling and delivering after sale to the public, or offering to sell or to buy, certain securities, including, but not limited to Polar common stock, as to which no registration statement was or is in effect and for which no exemption from registration was or is available; (b) Polar, its officers, directors, employees, partners, subsidiaries and/or affiliates, and/or other persons or entities, in the offer or sale or in connection with the purchase or sale of certain securities, may have been or may be employing devices, schemes or artifices to defraud, obtaining money or property by means of untrue statements of material fact or omitting to state material facts necessary in order to make the statements made, in the light of the circumstances under which they were or are made, not misleading, or engaging in transactions, acts, practices or courses of business which operated, operate, or would operate as a fraud or deceit upon any person; (c) consultants, partners and/or affiliates of Polar, and/or others, may have published, given publicity to, or circulated any notice, circular, advertisement, newspaper, article, letter, investment service or communication which, though not purporting to offer Polar’s securities for sale, describes such security for a consideration received or to be received, directly or indirectly, from Polar, without fully disclosing the receipt of such consideration and the amount thereof; or (d) Polar, its officers, directors, employees, partners, subsidiaries and/or affiliates may have been or may be filing or causing to be filed with the SEC annual reports on Form 10-K, current reports on Form 8-K and quarterly reports on Form 10-Q that may have contained untrue statements of material fact or may have omitted and may omit to state material facts necessary, or may have failed to add such further material information as may be necessary, in order to make the statements made, in the light of the circumstances under which they were or are made, not misleading.   The SEC has issued to the Company a subpoena for documents and ordered the deposition of Company officers.

The Company is unaware of any of the purported actions and omissions referred to above and is cooperating fully with the SEC’s staff in their investigation.  There has been no change to the Company’s business plan.

While the Company intends to work diligently to resolve any issues with the SEC, there can be no assurance that the SEC or other regulators or third parties will not take further regulatory or legal action against the Company.   Any such action, and lack of investor confidence, would have a material adverse effect on the Company, and the liquidity and price of our securities.

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

Our common stock was previously quoted on the Over-the-Counter Bulletin Board (“OTCBB”) from January 12, 2012, through June 10, 2013.  Our common stock is currently a grey market stock not eligible for quotation on the OTCBB.  There is no market maker for our common stock.  Grey market stocks are not traded or quoted on an exchange or inter-dealer quotation system, but are reported by broker-dealers to their self-regulatory organization (SRO) and the SRO distributes the trade data to market data vendors and financial websites.  Since grey market securities are not traded or quoted on an exchange or inter-dealer quotation system, investor's bids and offers are not collected in a central spot, so market transparency is diminished and Best Execution of orders, or any execution at all, is difficult.

Because our common stock is not listed on any securities exchange or quoted on an inter-dealer quotation system, our stock has very limited liquidity and may receive less or no coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.   Because quotations on our common stock may be limited, sporadic or nonexistent, it may be deemed that there is not an established public trading market for our common stock.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB since we began trading January 12, 2012, through June 10, 2013, based on our fiscal year end March 31. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.   There has been very limited trading activity in our common stock, and the prices quoted may not be a reliable indication of the value of our common stock.

Fiscal Year Ended		Bid Prices 1
March 31,	Period	High	Low

2012	First Quarter ended June 30, 2011	N/A	N/A
	Second Quarter ended Sept. 30, 2011	N/A	N/A
	Third Quarter ended Dec. 31, 2011	N/A	N/A
	Fourth Quarter ended March 31, 2012	N/A	N/A

2013	First Quarter ended June 30, 2012	$0.036	$0.014
	Second Quarter ended June 30, 2012	0.164	0.014
	Third Quarter ended Dec. 31, 2012	0.650	0.016
	Fourth Quarter ended March 31, 2013	1.580	$0.650

2014	First Quarter (through June 10, 2013)	5.950	$0.750
	Second Quarter ending Sept. 30, 2013	N/A	N/A

1.  Prices adjusted for 7-for-1 forward stock split on November 2, 2012.

Holders

As of August 7, 2013 , an aggregate of 43,742,828 shares of our common stock were issued and outstanding and were owned by approximately 28 holders of record, based on information provided by our transfer agent.

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

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

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

Recent Sales of Unregistered Securities

On March 25, 2011, the Company authorized the sale of 14,000,000 shares of its common stock to its founding President for $.001 per share for a total of $20,000 cash to provide initial working capital.  The issuance of the shares was exempt from registration under the Securities Act as it did not involve any public offering.
On August 7, 2012, the Company’s former President and director sold 14,000,000 shares of common stock to our new sole officer and director, Daniel Walker, in a private transaction.

On October 11, 2012, the Company issued 7,000,000 shares of the Company’s common stock (“Shares”) to Daniel Walker, its sole officer and director (“Walker”), valued at $100,000 as payment for services rendered to the Company.  The issuance of the shares was exempt from registration under the Securities Act as it did not involve any public offering.

(The share numbers above are after giving effect to the 7-for-1 Forward Stock Split on November 2, 2012.)

On November 6, 2012, the Company entered into a subscription agreement with a non-U.S. investor pursuant to which the Company issued 1,500,000 shares of the Company’s $.001 par value common stock in exchange for proceeds of $150,000, or $0.10 per share.  The issuance of the shares was exempt from registration under the Securities Act pursuant to the exemption provided by Regulation S.

On December 18, 2012, the Company entered into a subscription agreement with a non-U.S. investor pursuant to which the Company issued 225,000 shares of the Company’s $.001 par value common stock in exchange for proceeds of $90,000, or $0.40 per share.  The issuance of the shares was exempt from registration under the Securities Act pursuant to the exemption provided by Regulation S.

On December 24, 2012, the Company entered into a subscription agreement with a non-U.S. investor pursuant to which the Company issued 312,500 shares of the Company’s $.001 par value common stock in exchange for proceeds of $125,000, or $0.40 per share.  The issuance of the shares was exempt from registration under the Securities Act pursuant to the exemption provided by Regulation S.

During March 2013, the Company issued 90,000 shares of common stock to three individuals valued at $76,500.  The shares were issued for services pursuant to Advisor to the Board Agreements as described in Item 9B below (the “Advisory Board Agreements”).  The issuance of the shares was exempt from registration under the Securities Act as it did not involve any public offering.

The Company requested drawdowns per the Equity Financing Agreement (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital resources” below) as follows:
•	On February 8, 2013, in the amount of $125,000 for 184,775 shares of the Company’s common stock.
•	On April 16, 2013, in the amount of $100,000 for 156,128 shares of the Company’s common stock.
•	On May 6, 2013, in the amount of $150,000 for 64,412 shares of the Company’s common stock.
•	On May 15, 2013, in the amount of $250,000 for 80,013 shares of the Company’s common stock.
The above issuances of the shares were exempt from registration under the Securities Act pursuant to the exemption provided by Regulation S.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below for more information about the Equity Financing Agreement.

On July 1, 2013, the Company issued 90,000 shares of common stock to three individuals.  The shares were issued for services pursuant to the Advisory Board Agreements.  The issuance of the shares was exempt from registration under the Securities Act as it did not involve any public offering.

On July 22, 2013, the Company issued 125,000 shares of common stock to two individuals.  The shares were issued for services pursuant to the Advisory Board Agreements.  The issuance of the shares was exempt from registration under the Securities Act as it did not involve any public offering.

ITEM 6.       SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate,” “may,” “could” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business Overview

Polar Petroleum (“Polar”) was incorporated in the State of Nevada on March 22, 2011 as Post Data, Inc.  We were previously a development stage company formed for purposes of decommissioning electronic data storage devices for permanent inoperability and unrecoverability of electronic data contained therein.  On July 30, 2012, our board and  management changed and we entered into the oil and gas business to engage in the exploration, development and production of oil and gas properties primarily in the State of Alaska.  The Company has selected March 31 as its fiscal year end.

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

Total liabilities.  Total liabilities at March 31, 2013 and 2012 were $1,064,822 and $3,487, respectively.  Total liabilities at March 31, 2013 consist of accounts payable and accrued expenses of $28,895, shareholder loans of $60,927, current portion of note payable of $475,000 and long term portion of note payable of $500,000 due under the Oil and Gas Lease Purchase Agreements.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has a net loss from operations for the fiscal year ended March 31, 2013.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is entirely dependent on the Company’s ability to raise additional capital in order to implement its business plan as set forth in Item 1, “Business,” above. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At March 31, 2013 we had working capital deficit of $552,318 or the amount by which our current liabilities exceed our current assets.  Our working capital deficit was due to the results of purchases of oil and gas properties.

Net cash used in operating activities for the fiscal year ended March 31, 2013 was $182,723.  Net cash used in investing activities for the year ended March 31, 2013 was $365,555.  Net cash provided by financing activities for the year ended March 31, 2013 was $550,552, generated primarily from proceeds of sales of our common stock.

We estimate that in order to carry out our exploration and development program as outlined in Item 1, “Business,” above over the next 12 months, we will have to expend approximately $1.8 million, none of which is currently on hand.  We may seek to raise funds through public or private sale of our equity or debt securities or borrowing funds from private or institutional lenders.  If we raise additional funds through the issuance of debt securities, these securities would have rights that are senior to holders of our common stock and could contain covenants that restrict our operations. Any additional equity financing would likely be substantially dilutive to our stockholders, particularly given the prices at which our common stock had been trading prior to the suspension of trading.  In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity.

There can be no assurance that we will be successful in obtaining additional funding in sufficient amounts or on terms acceptable to us, if at all.  If we are unable to raise sufficient additional funds when needed, we would be required to curtail significantly or delay or eliminate part or all of our exploration and development plans and/or dispose of some or all of our properties.  If we are not able to raise the required funds, we may not be able to meet our lease payment obligations on our properties, and as a result we may lose our interests in these projects and all previously invested capital.

On March 18, 2013, we entered into a drawdown equity financing agreement (the “Equity Financing Agreement”) with US Energy Investments Ltd. (“US Energy”), pursuant to which we could sell and issue to US Energy, and US Energy was obligated to purchase from us, up to $10,000,000 worth of restricted shares of our common stock from time to time over a 36-month period, provided that certain conditions were met.  The effective date of the Agreement was February 7, 2013 (the “Effective Date”). The financing arrangement entered into by us and US Energy is commonly referred to as an “equity line of credit” or an “equity drawdown facility.”

Pursuant to the Equity Financing Agreement, we could, in our sole discretion, issue and exercise drawdowns against $10,000,000 over a 36-month period (the “Commitment Period”) commencing on the Effective Date.

We could request a drawdown once every six trading days and there must be a minimum of five trading days between each drawdown request.  The maximum amount we could draw down at any one time was an amount equal to (i) 200% of the average daily trading volume of our common stock during the 10 trading days prior to the date of the drawdown request, or (ii) Five Hundred Thousand Dollars ($500,000), whichever is larger.  Notwithstanding the foregoing, no drawdown could exceed $500,000 or such amount that would otherwise cause US Energy to exceed a beneficial ownership of 4.99% of our outstanding common stock.

On the day of the delivery of the drawdown notice, the purchase price (the “Purchase Price) was set at 75% percent of the volume weighted average price (the “VWAP”) of the preceding ten days’ closing price of the Company’s common stock on the Principal Market.

The term of the Equity Financing Agreement was 36 months from the Effective Date, unless otherwise terminated earlier. The Equity Financing Agreement would terminate if (i) there shall occur any stop order or suspension of the Company for an aggregate of 50 trading days, other than due to the acts of the Investor, during the Commitment Period, or (ii) the Company shall at any time fail materially to comply with its covenants in the Equity Financing Agreement and such failure is not cured within 30 days after receipt of written notice from the Investor, provided, however, that this termination provision shall not apply to any period commencing upon the filing of an amendment to such Company filings and ending upon the date on which such amendment is cleared by the SEC.

On August 2, 2013, the Equity Financing Agreement was terminated by US Energy, due to the ineligibility of the Company’s common stock for quotation on the OTCBB.  (See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information” above.)  There were no early termination penalties incurred by the Company or US Energy as a result of the termination of the Equity Financing Agreement.

We currently have no committed source of debt or equity financing.

Going Concern:

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financing:

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
Contractual Obligations:

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements:

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ MartinelliMick PLLC
MartinelliMick PLLC
Spokane, Washington
July 11, 2013

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2013	2012

ASSETS
Current Assets
Cash	$2,274	$-
Prepaid expenses and deposits	10,230	-
Total Current Assets	12,504	-
Equipment, net of accumulated depreciation of $666	1,996	-

Website, net of accumulated amortization $0	58,665	-

Oil and gas properties, unproved property	1,279,228	-

TOTAL ASSETS	$1,352,393	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$28,895	$3,112
Loans from stockholders	60,927	375
Current portion of note payable	475,000	-
Total Current Liabilities	564,822	3,487

Long term portion of note payable	500,000	-

Total Liabilities	1,064,822	3,487

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, 20,000,000 shares authorized, none issued and outstanding	-
Common stock, par value $.001, 700,000,000 shares authorized and 43,227,275 and 33,915,000 shares outstanding, respectively.	43,228	33,915
Additional paid-in capital	673,222	16,035
Deficit accumulated during the development stage	(428,879)	(53,437)

Total Stockholders' Equity (Deficit)	287,571	(3,487)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,352,393	$-

See accompanying notes to the consolidated financial statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year	Fiscal Year	Cumulative Totals
	Ended	Ended	Mar 22, 2011
	March 31,	March 31,	(Inception) to
	2013	2012	March 31, 2013

INCOME	$-	$-	$-

OPERATING EXPENSES
Organizational expenses	3,442	300	4,742
Taxes and licenses	200	875	1,075
Office expenses	39,234	1,528	40,762
Accounting	24,760	15,532	40,292
Legal expenses	27,803	20,720	48,523
DTC eligibility	-	10,000	10,000
Other services	279,368	3,466	282,834
Total Operating Expenses	374,807	52,421	428,228
NET LOSS BEFORE OTHER INCOME (EXPENSE)	(397,807)	(52,421)	(428,228)

OTHER INCOME (EXPENSE)
Interest	(1,343)	(16)	(1,359)
Gain on currency exchange	708	-	708
Total Other Income (Expense)	(635)	(16)	(651)

NET LOSS	$(375,442)	$(52,437)	$(428,228)
NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	37,957,492	26,120,899

See accompanying notes to the consolidated financial statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 22, 2011 (INCEPTION) THROUGH MARCH 31, 2013

	Common Stock		Additional Paid-in	Deficit accumulated during the development	Stockholders' Equity
	Shares	Amount	Capital	stage	(Deficit)
Beginning balance, March 22, 2011 (Inception)	-	$-	$-	$-	$-

Sale of shares at $.001 per share, March 2011	14,000,000	14,000	6,000	-	20,000

Net loss, period ended March 31, 2011	-	-	-	(1,000)	(1,000)

Balances, March 31, 2011	14,000,000	14,000	6,000	(1,000)	19,000

Sale of shares at $.001 per share, August 2011	19,915,000	19,915	8,535	-	28,450

Related party website labor donation	-	-	1,500	-	1,500

Net loss, fiscal year ended March 31, 2012	-	-	-	(52,437)	(52,437)

Balance, March 31, 2012	33,915,000	33,915	16,035	(53,437)	(3,487)

Shares issued for services	7,090,000	7,090	169,410	-	176,500

Sale of shares at $.10 per shares, November 2012	1,500,000	1,500	148,500	-	150,000

Sale of shares at $.40 per shares, December 2012	537,500	538	214,462	-	215,000

Sale of shares at $.68 per shares, February 2013	184,775	185	124,815	-	125,000

Net loss, fiscal year ended March 31, 2013	-	-	-	(375,442)	(375,442)

Balance, March 31, 2013	43,227,275	$43,228	$673,222	$(428,879)	$287,571

See accompanying notes to the consolidated financial statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31, 2013	Fiscal Year Ended March 31, 2012	Cumulative Totals March 22, 2011(Inception) to March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(375,442)	$(52,437)	$(428,879)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Shares issued for services	176,500	-	176,500
Depreciation expense	666	-	666
Changes in assets and liabilities
Increase in prepaid expenses and deposits	(10,230)	-	(10,230)
Increase in accounts payable	25,783	3,112	28,895
Non-cash service donation	-	1,500	1,500

Net cash used in operating activities	(182,723)	(47,825)	(231,548)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,662)	-	(2,662)
Purchase of website	(58,665)	-	(58,665)
Purchase of oil and gas properties	(304,228)	-	(304,228)

Net cash used in investing activities	(365,555)	-	(365,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	60,552	375	60,927
Sale of common stock	490,000	28,450	538,450

Net cash provided by financing activities	550,552	28,825	599,377

Net change in cash	2,274	(19,000)	2,274

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	19,000	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,274	$-	$2,274

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$855	$-	$855
Cash paid for taxes	$-	$-	$-

NON-CASH TRANSACTION:
Related party donation of website development labor	$-	$1,500	$1,500
Acquisition of oil and gas properties with debt	$1,100,000	$-	$1,100,000

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

NOTE 6 -             OIL WELL PROPERTIES

Purchase Agreement

On November 5, 2012, Polar Petroleum (AK) Corp., a wholly-owned subsidiary (the “Subsidiary”) of Polar entered into and closed a lease purchase agreement (the “Purchase Agreement”) with Daniel K. Donkel and Samuel H. Cade (together, the “Sellers”) pursuant to which the Subsidiary will acquire 100% of the record title of the Sellers to 17 oil and gas leases located in the State of Alaska (the “Leases”), while reserving a royalty of 16.67% for the State of Alaska and an overriding royalty of 4% for the Sellers, in exchange for a total purchase price of $1,250,000, with $150,000 of the purchase price due in cash at closing and the remaining $1,100,000 due in accordance with the terms of a promissory note between the Subsidiary and the Sellers (the “ First Promissory Note”).  The Purchase Agreement also provides that the Subsidiary is required to drill a test well (the “Test Well”) to a depth of at least 8,000 feet on one of three designated Leases (the “Test Well Leases”) within 2 years of the closing of the Purchase Agreement and, upon such drilling of the Test Well, the Subsidiary will assign a 20% working interest in such Test Well Lease to Donkel Oil & Gas, LLC.  Failure to complete drilling of the Test Well will result in the Subsidiary’s forfeiture of its interest in all of the three Test Well Leases.  The Purchase Agreement contains customary representations and warranties by the Subsidiary and the Sellers.

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

NOTE 7 -             NOTE PAYABLE

In connection with the Purchase Agreement, the Subsidiary entered into  the First  Promissory Note with the Sellers in the amount of $1,100,000.00.  The First Promissory Note bears an annual interest rate of 0.30% and is payable in installments of $125,000 due every three months for the first year, $100,000 due every three months thereafter and the final payment of $300,000 due on or before October 31, 2014.   The First Promissory Note is secured by terms and provisions of the Purchase Agreement.

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

On August 2, 2013, the Drawdown Equity Financing Agreement was terminated by US Energy due to the ineligibility of our Common Stock for quotation on the OTCBB.

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

On August 2, 2013, the EFA was terminated by US Energy due to ineligibility of CS for quote on OTCBB.

NOTE 11 -            EMPLOYEE AGREEMENTS/RELATED PARTY TRANSACTIONS

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

During the fiscal year ended March 31, 2013, the Company paid $45,833 to DWOG Consulting, a company owned by our Chief Executive Officer, Daniel Walker, for consulting services.

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

On May 28, 2013, Polar entered into an Advisory Board Agreement with Adrian Pilcher on the same terms as the Advisory Board Agreements of Messrs, Costa, Walker and Brown.

On May 31, 2013, the Subsidiary entered into with Daniel K. Donkel and Samuel H. Cade to acquire twelve offshore oil and gas leases in the property known as the North Point Thomson Property. Seven of the leases are subject to a 12.5% royalty retained by the State of Alaska and the rest are subject to a royalty of 16.67% retained by the State of Alaska, and all of them carry an overriding royalty of 4% for the Sellers.  The North Point Thomson Property comprises approximately 19,662 acres, located in Alaska’s North Slope region, encompassing State of Alaska Oil and Gas Leases ADL numbers 392123 - 392134.  The aggregate purchase price was $1,100,000, $100,000 payable at closing and $1,000,000 evidenced by a promissory note between the Subsidiary and the Sellers (the “Second Promissory Note”). The Second Promissory Note is due on June 14, 2015, and bears interest at 0.3% per annum (12% after a default).  We are obligated to pay $125,000 (plus accrued interest) every three months during the term and on the maturity date.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
NOTE 13 -           SUBSEQUENT EVENTS

Subsequent to March 31, 2013, the Company requested drawdowns under the Drawdown Equity Financing Agreement (as described above) as follows:
•	On April 16, 2013, in the amount of $100,000 for 156,128 shares of the Company’s $.001 par value common stock.
•	On May 6, 2013, in the amount of $150,000 for 64,412 shares of the Company’s $.001 par value common stock.
•	On May 15, 2013, in the amount of $250,000 for 80,013 shares of the Company’s $.001 par value common stock.

On July 1, 2013, the Company issued 90,000 shares of common stock to three individuals valued at $135,000.  The shares were issued for services per the Advisory agreements discussed above .

On July 22, 2013, the Company issued 125,000 shares of common stock to two individuals valued at $98,750.  The shares were issued for services pursuant to the Advisory Board Agreements discussed above.

On August 2, 2013, the Equity Financing Agreement was terminated by US Energy, due to the ineligibility of the Company’s common stock for quotation on the OTCBB.   There were no early termination penalties incurred by the Company or US Energy as a result of the termination of the Equity Financing Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, who also serves as the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded disclosure controls and procedures were not effective as of March 31, 2013.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that, as of March 31, 2013, the Company’s internal control over financial reporting is not effective based on those criteria due to the material weaknesses as described below.

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

Changes in Internal Control

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

On February 4, 2013, Polar entered into Advisor to the Board Agreements (the “Advisory Board Agreements”) with each of Steven Costa, David Walker and Peter Brown.  Pursuant to these agreements, each of these individuals will join the Company’s Board of Advisors, until terminated by either party.  Each such individual will present at Advisory Board Meetings and will receive compensation of 120,000 restricted shares of the Company’s common stock per year of service, to be issued on a quarterly basis of 30,000 restricted shares for each quarter served, in arrears. In addition, each such individual will each be compensated $1,200 dollars per Advisory Board meeting and will be reimbursed for reasonable expenses, per the terms and conditions of the Advisory Board Agreements.

On April 25, 2013, Polar entered into Advisory Board Agreements with each of David Gross and Donald Brizzolara.  Pursuant to these agreements, each of these individuals will join the Company’s Board of Advisors, until terminated by either party.  Mr. Gross will be our Head of Alaskan Explorations, and Mr. Brizzolara will be our Chief Geological Advisor.  Mr. Gross and Mr. Brizzolara will serve on our Board of Advisors and will present at Advisory Board Meetings and will each receive compensation of 250,000 restricted shares of the Company’s common stock per year of service, to be issued on a quarterly basis of 62,500 restricted shares for each quarter served, in arrears. In addition, Mr. Gross, and Mr. Brizzolara will each be compensated $1,000 dollars per day for services as required and will be reimbursed for reasonable expenses, per the terms and conditions of the Advisory Board Agreements.

On May 28, 2013, Polar entered into an Advisory Board Agreement with Adrian Pilcher on the same terms as the Advisory Board Agreements of Messrs. Costa, Walker and Brown.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth in the table below is the name and age of each director  and executive officer of Polar Petroleum as of the date of this annual report, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company	Term Of Office
Daniel Walker	29	President/ Secretary/ Treasurer/Director	July 30, 2012 - Present
Term of Office

Each of our officers is elected by the Company’s Board of Directors and their terms of office are at the discretion of the Board.  Our officers serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. At the present time, members of the Board of Directors are not compensated for their services to the Board

Background of Executive Officers and Directors

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

Employment Agreements

Under an employee agreement with Daniel Walker effective January 1, 2013 , Mr. Walker will serve as the Corporation’s President and Chief Executive Officer and shall assume such other positions as reasonably requested by the Board of Directors, for a term of two years, which shall automatically be renewed for additional successive terms of one year unless either party gives 90 day’s prior notice or otherwise terminated.  In exchange for his services, Mr. Walker will receive a monthly salary of $6,666.67.

At the Company’s sole discretion, Mr. Walker’s salary may be converted into shares of the Company’s Common Stock pursuant to the conversion price of that particular month. The conversion price shall be determined by the closing price on the last trading day of each month, at a twenty-five percent (25%) discount to market as of the trading date.

The employment agreement may be terminated by the Company at any time with or without cause.

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

Board of Directors

We do not have an independent director.  Our Directors are reimbursed, however, for expenses, if any, for attendance at meetings of the Board of Directors but do not receive other compensation therefor.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem as no security holders have made any such recommendations.  Our director performs all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table.   The following table sets forth information concerning the total compensation paid or accrued by us for the fiscal years ended March 31, 2013 and 2012 , to all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended March 31, 2013 .  No other officers of the Company received compensation exceeding $100,000 during these periods

Summary Compensation Table
Name and Principal Position	Fiscal Year Ended	Salary $	Bonus $	Non-Cash Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Daniel Walker President (1)	2013	20,000	0	100,000	0	0	0	45,833	165,833
	2012	0	0	0	0	0	0	0	0

Gerald O’Reilly President (2)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1)	On July 30, 2012, Daniel Walker became our President.
(2)	On July 30, 2012, Gerald O’Reilly resigned as our President.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights have been made since our date of incorporation.

Outstanding Equity Awards at Fiscal Year-end. As of March 31, 2012, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company's sole officer and  director, and by persons who are known to the Company to own more than five percent of the Company's common stock as of August 7, 2013 .  Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of August 7, 2013 .

Amount and Nature of Beneficial Ownership as of August 7, 2013 .

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
Changes in Control

On October 11, 2012, the Company issued 1,000,000 shares of the Company’s common stock to Daniel Walker, its sole officer and director, valued at $100,000 or $0.10 per share as payment for services rendered to the Company. As a result, Mr. Walker owned an aggregate of 3,000,000 shares of the Company’s common stock, representing approximately 51.32% of the Company’s issued and outstanding common stock.  (The numbers are before giving effect to the 7-for-1 Forward Stock Split on November 2, 2012.)
Other than the foregoing, there are no present arrangements or pledges of the Company’s securities which may result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons.

The information set forth in Item 10—Employment Agreements and in Item 11 is incorporated herein by reference. On October 11, 2012, we issued 1,000,000 (7,000,000 shares post split) shares of our common stock to Daniel Walker, our sole officer and director, valued at $100,000 or $0.10 per share as payment for services rendered to us.

During the fiscal year ended March 31, 2013, Polar owed $60,927 to Daniel Walker for loans made to the Company for operating expenses.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

▪	Disclosing such transactions in reports where required;
▪	Disclosing in any and all filings with the SEC, where required;
▪	Obtaining disinterested directors consent; and
▪	Obtaining shareholder consent where required

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2) (although our common stock is not listed on NASDAQ).  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship, which in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Daniel Walker, our sole director, is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal year ended March 31, 2013 and 2012 , is set forth in the table below:

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
Audit Fees

During the fiscal years ended March 31, 2013, we incurred approximately $16,298 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended March 31, 2013.

During the fiscal year ended March 31, 2012, we incurred approximately $11,160 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $-0- and $-0-, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2013 and 2012 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $-0- and $-0-, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended March 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are filed or furnished with or incorporated by reference in this report.

In reviewing the agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on May 24, 2011 as Exhibit 3.2 to our Registration of Securities on Form S-1
3.02	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on October 30, 2012 as Exhibit 3.1 to our Current Report on Form 8-K.
3.03	Bylaws	Filed with the SEC on May 24, 2011as Exhibit 3.3 to our Registration of Securities on Form S-1
10.01	Informal Agreement between the Company and its president Gerald O’Reilly	Filed with the SEC on May 24, 2011 as Exhibit 10 to our Registration of Securities on Form S-1/A.
10.02	Purchase Agreement By and Between Polar Petroleum (AK) Corp., The Sellers, dated October 30, 2012	Filed with the SEC on November 13, 2012 as Exhibit 10.1 to our Current Report on Form 8-K.
10.03	Promissory Note By and Between Polar Petroleum (AK) Corp., The Sellers and Allen & Vellone, P.C. dated October 31, 2012	Filed with the SEC on November 13, 2012 as Exhibit 10.2 to our Current Report on Form 8-K.
10.04	Escrow Agreement By and Between Polar Petroleum (AK) Corp., The Sellers and Allen & Vellone, P.C., dated October 30, 2012.	Filed with the SEC on November 13, 2012 as Exhibit 10.3 to our Current Report on Form 8-K.
10.05	Joint Instruction Letter By and Between Polar Petroleum (AK) Corp., The Sellers and Allen & Vellone, P.C. dated November 6, 2012	Filed with the SEC on November 13, 2012 as Exhibit 10.4 to our Current Report on Form 8-K.
10.06	Private Placement Agreement By and Between the Company and Early Dawn Consulting, Ltd., Dated December 18, 2012	Filed with the SEC on January 1, 2013 as Exhibit 10.1 to our Current Report on Form 8-K.
10.07	Private Placement Agreement By and Between the Company and Early Dawn Consulting Ltd., Dated December 24, 2012	Filed with the SEC on January 1, 2013 as Exhibit 10.2 to our Current Report on Form 8-K.
10.08	Employment Agreement Between Polar Petroleum, Corp., And Daniel Walker Dated February 4, 2013.	Filed with the SEC on February 8, 2013, as Exhibit 10.1 to our Current Report on Form 8-K.
10.09	Advisory Board Agreement Between Polar Petroleum, Corp., And Steven Costa Dated February 4, 2013.	Filed with the SEC on February 8, 2013, as Exhibit 10.2 to our Current Report on Form 8-K.
10.10	Advisory Board Agreement Between Polar Petroleum, Corp., And David Walker Dated February 4, 2013	Filed with the SEC on February 8, 2013, as Exhibit 10.3 to our Current Report on Form 8-K.
10.11	Advisory Board Agreement Between Polar Petroleum, Corp., And Peter Brown Dated February 4, 2013.	Filed with the SEC on February 8, 2013, as Exhibit 10.4 to our Current Report on Form 8-K.
10.12	Form Of Drawdown Equity Financing Agreement (Equity Line Of Credit), Dated March 18, 2013	Filed with the SEC on March, 2013 as Exhibit 10.1 to our Current Report on Form 8-K.
10.13	Advisory Board Agreement Between Polar Petroleum, Corp., And David Gross Dated April 25, 2013	Filed with the SEC on May 2, 2013 as Exhibit 10.1 to our Current Report on Form 8-K.
10.14	Advisory Board Agreement Between Polar Petroleum, Corp., And Donald Brizzolara, Dated April 25, 2013	Filed with the SEC on May 2, 2013 as Exhibit 10.2 to our Current Report on Form 8-K.
10.15	Letter Of Intent By And Amongst Polar Petroleum, (AK) Corp., And Daniel Donkel. And Samuel Cade, Dated May 20, 2013.	Filed with the SEC on May 23, 2013 as Exhibit 10.1 to our Current Report on Form 8-K.
10.16	Advisory Board Agreement Between Polar Petroleum, Corp., And Adrian Pilcher Dated, May 28, 2013.	Filed with the SEC on May 31, 2013, as Exhibit 10.1 to our Current Report on Form 8-K.
10.17	Purchase Agreement By And Amongst Polar Petroleum (AK) Corp., And Daniel K. Donkel And Samuel Cade, Dated May 31, 2013	Filed with the SEC on June 4, 2013 as Exhibit 10.1 to our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
Furnished herewith.  This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.
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

Polar Petroleum Corp.,
a Nevada corporation

Date: August 15, 2013	By:	/s/ Daniel Walker
Daniel Walker President (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2013	By:	/s/ Daniel Walker
Daniel Walker Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.
No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.