Form 10-Q
period 2013-06-30
Polar Petroleum Corp.
filed 2013-08-19
CIK 1520320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 333-174433

Polar Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	36-4697119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4300 B Street, Suite 505, Anchorage, Alaska 99503
(Address of principal executive offices) (Zip Code) Not applicable (Former Address of principal executive offices)

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

As of August 19, 2013, there were 43,742,828 shares of the issuer's $.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		Page
Item 1.	Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	14

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements, including, without limitation, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to exploration programs, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of gold, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the “2013 Form 10-K”) in the section captioned “Risk Factors” and elsewhere in the 2013 Form 10-K; in our subsequent Current Reports on Form 8-K; and in this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

You should read this Report in conjunction with the discussion under the caption “Risk Factors” in the 2013 Form 10-K, the audited consolidated financial statements and notes thereto in the 2013 Form 10-K, the unaudited consolidated financial statements and notes thereto in this Report, and other documents which we have filed or may file from time to time with the SEC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2013	2013
ASSETS	(Unaudited)

Current assets:
Cash	$57,841	2,274
Prepaid expenses	21,556	10,230

Total current assets	79,397	12,504

Property and equipment, net	55,390	60,661
Unproved oil and gas properties, not subject to amortization	2,519,016	1,279,228

Total assets	$2,653,803	1,352,393

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$30,881	28,895
Accrued expenses	42,667	-
Related party payables	160,927	60,927
Current portion of long-term debt	950,000	475,000

Total current liabilities	1,184,475	564,822

Long-term debt	900,000	500,000

Total liabilities	2,084,475	1,064,822

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 700,000,000 shares authorized, 43,617,828 and 43,227,275 shares issued and outstanding, respectively	43,618	43,228
Additional paid-in capital	1,271,832	673,222
Deficit accumulated during the exploration stage	(746,122)	(428,879)

Total stockholders' equity	569,328	287,571

Total liabilities and stockholders' equity	$2,653,803	1,352,393

See accompanying notes to unaudited financial statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2013 and 2012 and Cumulative Amounts

			Cumulative
	2013	2012	Amounts

Revenues	$-	$-	$-

General and administrative expenses	315,254	14,602	743,482

Loss from operations	(315,254)	(14,602)	(743,482)

Other income (expense):
Interest expense	(1,011)	(30)	(2,370)
Loss on currency exchange	(978)	-	(270)

	(1,989)	(30)	(2,640)

Loss before income taxes	(317,243)	(14,632)	(746,122)

Provision for income taxes	-	-	-

Net loss	$(317,243)	$(14,632)	$(746,122)

Loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	43,434,621	33,915,000

See accompanying notes to unaudited financial statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2013 and 2012 and Cumulative Amounts

			Cumulative
	2013	2012	Amounts
Cash flows from operating activities:
Net loss	$(317,243)	(14,632)	(746,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation	99,000	-	275,500
Non-cash service donation	-	-	1,500
Depreciation and amortization	5,271	-	5,937
(Increase) decrease in:
Prepaids and deposits	(11,326)	-	(21,556)
Increase (decrease) in:
Accounts payable	1,986	8,747	30,881
Accrued expenses	42,667	-	42,667
Related party payables	100,000	5,885	160,927

Net cash used in operating activities	(79,645)	-	(250,266)

Cash flows from investing activities:
Acquisition of property and equipment and intangibles	-	-	(61,327)
Purchase of oil and gas properties	(139,788)	-	(444,016)

Net cash used in investing activities	(139,788)	-	(505,343)

Cash flows from financing activities:
Issuance of common stock	500,000	-	1,038,450
Payments on long-term debt	(225,000)	-	(225,000)

Net cash provided by financing activities	275,000	-	813,450

Net decrease in cash	55,567	-	57,841

Cash, beginning of period	2,274	-	-

Cash, end of period	$57,841	-	57,841

See accompanying notes to unaudited financial statements.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Polar Petroleum Corp. (Polar) (the “Company”) was incorporated in the State of Nevada on March 22, 2011 as Post Data, Inc.  The Company was previously a development stage company formed for purposes of decommissioning electronic data storage devices for permanent inoperability and unrecoverability of electronic data contained therein.  On July 30, 2012, our management changed and we entered into the oil and gas business to engage in the exploration, development and production of oil and gas properties primarily in the State of Alaska.  The Company has selected March 31 as it fiscal year end.

On August 22, 2012, we formed a wholly-owned subsidiary, Polar Petroleum (AK) Corp. (Polar AK), in the State of Alaska for purposes of operating our oil and gas business in the State of Alaska.

On October 24, 2012, we filed a Certificate of Amendment to our Articles of Incorporation (the Certificate of Amendment) with the Nevada Secretary of State to change our company name from “Post Data, Inc.” to “Polar Petroleum Corp.” (the Name Change) in order to better reflect the change in our business plan to oil and gas exploration, development and production. The effective date of the Name Change was November 2, 2012.

On October 24, 2012, we also filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes (the Certificate of Change) with the Nevada Secretary of State to effect a seven for one forward stock split of our common stock (the Forward Stock Split). The Certificate of Change increased the number of authorized shares of our common stock from 100,000,000 to 700,000,000 and the number of issued and outstanding shares of common stock for shareholders of record as of November 1, 2012, from 5,845,000 shares to 40,915,000 shares.  The effective date of the Forward Stock Split with the Nevada Secretary of State was November 2, 2012. The Name Change and the Forward Split took effect in the OTC markets at the open of business on November 6, 2012.

The Company is an exploration stage company as defined by applicable accounting standards.

Principles of Consolidation

The consolidated financial statements include the accounts of Polar Petroleum Corp. and its subsidiary. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended March 31, 2013, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended March 31, 2014.

Recently Enacted Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flows.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 1 – Organization and Summary of Significant Accounting Policies (Continued)

Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended March 31, 2013, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 2 – Going Concern

As of June 30, 2013, the Company’s anticipated revenue generating activities have not begun and the Company has negative cash flows from operations, has incurred significant losses since inception, has negative working capital, and has an accumulated deficit of over $746,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

The Company will require additional funding over the next twelve months in the form of debt or equity financing. However, the Company has no financing in place and has no assurance that it will be able to generate funding sufficient to fund business operations. Unless the Company is able to generate funding in the near term, its ability to continue as a going concern will be in doubt.

Note 3 – Unproved Oil and Gas Properties

Purchase Agreement

 During June 2013, Polar AK entered into and closed a lease purchase agreement (the Purchase Agreement) with Daniel K. Donkel and Samuel H. Cade (together, the Sellers) pursuant to which Polar AK acquired twelve oil and gas leases located in the State of Alaska, while reserving a royalty of 12.50% for the State of Alaska for 7 of the leases and 16.67% for the State of Alaska for the other 5 leases and an overriding royalty of 4% for the Sellers, in exchange for a total purchase price of $1,100,000, with $100,000 of the purchase price due in cash at closing and the remaining $1,000,000 due in accordance with the terms of a promissory note between Polar AK and the Sellers. The Purchase Agreement contains standard representations and warranties by Polar AK and the Sellers.

Future Minimum Lease Payments

The Company’s unproved oil and gas properties require annual lease payments. Approximate future minimum lease payments are as follows:

Year	Amount

2014	$224,133
2015	248,731
2016	272,328
2017	297,925
Total	$1,043,117

These annual lease payments may be subject to a future increase dependent on the DNR’s review and acceptance of the Company’s application to extend the lease period on the Franklin Bluffs Project, ADL 390939.

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 4 – Related Party Transactions

During February 2013, the Company entered into an employment agreement with Daniel Walker to be the Company’s president and chief executive officer. The term of the agreement is through December 31, 2014 and has an automatic renewal provision unless terminated by either party. The agreement provides for compensation of $6,667 per month to be paid in cash or stock at the discretion of the Company.

Between February and May 2013, the Company entered into agreements with six individuals to serve as advisors to the Board of Directors. For advisory services, these individuals collectively earn and are issued 245,000 restricted shares of common stock each quarter.

Note 5 – Related Party Payables

Related party payables consist of loans from stockholders of the Company totaling $160,927 and $60,927 as of June 30, 2013, and March 31, 2013, respectively. These loans are unsecured, non-interest bearing, and due on demand, but subject to the Company entering into formal definitive agreements to account for these loans which may alter these terms.

Note 6 – Long-Term Debt

Long-term debt consists of the following:
	June 30,	March 31,
	2013	2013

Promissory note payable – payable in quarterly payments ranging from $100,000 to $125,000, including interest at 0.3%, secured by oil and gas leases, and maturing October 2014 with a $300,000 balloon payment.	$850,000	975,000

Promissory note payable – payable in quarterly payments of $125,000, including interest at 0.3%, secured by oil and gas leases, and maturing June 2015.	1,000,000	-

	1,850,000	975,000
Less current portion	(950,000)	(475,000)

	$900,000	500,000

Future maturities of long-term debt are as follows:

Year	Amount
2014	$950,000
2015	900,000

$1,850,000

POLAR PETROLEUM CORP.
(f/k/a Post Data, Inc.).
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 7 – Common Stock

During the three months ended June 30, 2013, the Company had the following common stock issuances:

•	April 16, 2013 - 156,128 shares for cash received of $100,000.
•	May 6, 2013 - 64,412 shares for cash received of $150,000.
•	May 15, 2013 - 80,013 shares for cash received of $250,000.
•	June 30, 2013 - 90,000 shares for advisory services.

 Note 8 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

	2013	2012

Interest	$-	-
Income tax	$-	-

During the three months ended June 30, 2013, the Company:

•	Purchased oil and gas leases in exchange for a promissory note payable in the amount of $1,100,000.
•	Issued 90,000 shares of common stock for advisory services in the amount of $99,000.

Note 9 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Except as noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On July 25, 2013, two of the Company’s advisors each received 62,500 restricted shares of the Company’s common stock pursuant to their advisory agreements.

On August 2, 2013, the Company’s equity financing agreement with US Energy was terminated.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All references in this Form 10-Q to the “Company,” “Polar,” “we,” “us,” or “our” are to Polar Petroleum Corp.

Critical Accounting Policy and Estimates.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2013.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements for the period ended June 30, 2013, together with notes thereto, which are included in this Quarterly Report.

Overview

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

On November 5, 2012, the Subsidiary entered into and closed a lease purchase agreement (the “Hemi/Franklin Purchase Agreement”) with Daniel K. Donkel and Samuel H. Cade (together, the “Sellers”) pursuant to which the Subsidiary acquired 100% of the record title of the Sellers to 17 oil and gas leases located in the State of Alaska consisting of approximately 46,399 acres in the North Slope region (the “Leases”), while reserving a royalty of 16.67% for the State of Alaska and an overriding royalty of 4% for the Sellers, in exchange for a total purchase price of $1,250,000, with $150,000 of the purchase price due in cash at closing and the remaining $1,100,000 due in accordance with the terms of a promissory note between the Subsidiary and the Sellers (the “First Promissory Note”).   The First Promissory Note bears an annual interest rate of 0.3% (12% after a default) and is payable in installments of $125,000 due every three months for the first year, $100,000 due every three months thereafter and the final payment of $300,000 due on or before October 31, 2014.

On May 31, 2013, our Subsidiary entered into a second Purchase Agreement (the “North Point Thomson Purchase Agreement”) with the Sellers to acquire a 100% working interest in twelve offshore oil and gas leases in the property known as the North Point Thomson Property. Seven of the leases are subject to a 12.5% royalty retained by the State of Alaska and the rest are subject to a royalty of 16.67% retained by the State of Alaska, and all of them carry an overriding royalty of 4% for the Sellers. The North Point Thomson Property comprises approximately 19,662 acres, located in Alaska’s North Slope region. The aggregate purchase price was $1,100,000, $100,000 payable at closing and $1,000,000 evidenced by a promissory note between our Subsidiary and the Sellers (the “Second Promissory Note”). Three of the twelve properties are in the process of being transferred to the Company, while the remaining nine are contingent on repaying the Second Promissory Note. The Second Promissory Note is due on June 14, 2015, and bears interest at 0.3% per annum (12% after a default). We are obligated to pay $125,000 (plus accrued interest) every three months during the term and on the maturity date.

Our Business

We are an exploration stage company focused on exploration, production and development of oil and natural gas in the United States. We currently own interests in certain oil and gas drilling areas and land leases located in the North Slope region of the State of Alaska.

Recent Developments

As previously reported, on March 18, 2013, we entered into a drawdown equity financing agreement (the “Equity Financing Agreement”) with US Energy Investments Ltd. (“US Energy”), pursuant to which we could sell and issue to US Energy, and US Energy was obligated to purchase from us, up to $10,000,000 worth of restricted shares of our common stock from time to time over a 36-month period, provided that certain conditions were met.  The effective date of the Agreement was February 7, 2013 (the “Effective Date”). The financing arrangement entered into by us and US Energy is commonly referred to as an “equity line of credit” or an “equity drawdown facility.”  Pursuant to the Equity Financing Agreement, we could, in our sole discretion, issue and exercise drawdowns against $10,000,000 over a 36-month period (the “Commitment Period”) commencing on the Effective Date.   See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the 2013 Form 10-K for additional information regarding the Equity Financing Agreement.

Also as previously reported, on June 10, 2013, the SEC announced the suspension, pursuant to Section 12(k) of the Exchange Act, of trading in the securities of the Company, commencing at 9:30 a.m. EDT on June 10, 2013, and terminating at 11:59 p.m. EDT on June 21, 2013. The Commission temporarily suspended trading in the securities of Polar because of questions regarding the accuracy and adequacy of assertions by Polar, and by others, to investors in press releases and promotional material concerning, among other things, the company’s assets, operations, and financial condition.

Also as previously reported, the Company has been informed that the SEC has issued an order directing a private investigation to determine whether (a) Polar, its officers, directors, employees, partners, subsidiaries and/or affiliates, or other persons or entities, may have been or may be offering to sell, selling and delivering after sale to the public, or offering to sell or to buy, certain securities, including, but not limited to Polar common stock, as to which no registration statement was or is in effect and for which no exemption from registration was or is available; (b) Polar, its officers, directors, employees, partners, subsidiaries and/or affiliates, and/or other persons or entities, in the offer or sale or in connection with the purchase or sale of certain securities, may have been or may be employing devices, schemes or artifices to defraud, obtaining money or property by means of untrue statements of material fact or omitting to state material facts necessary in order to make the statements made, in the light of the circumstances under which they were or are made, not misleading, or engaging in transactions, acts, practices or courses of business which operated, operate, or would operate as a fraud or deceit upon any person; (c) consultants, partners and/or affiliates of Polar, and/or others, may have published, given publicity to, or circulated any notice, circular, advertisement, newspaper, article, letter, investment service or communication which, though not purporting to offer Polar’s securities for sale, describes such security for a consideration received or to be received, directly or indirectly, from Polar, without fully disclosing the receipt of such consideration and the amount thereof; or (d) Polar, its officers, directors, employees, partners, subsidiaries and/or affiliates may have been or may be filing or causing to be filed with the SEC annual reports on Form 10-K, current reports on Form 8-K and quarterly reports on Form 10-Q that may have contained untrue statements of material fact or may have omitted and may omit to state material facts necessary, or may have failed to add such further material information as may be necessary, in order to make the statements made, in the light of the circumstances under which they were or are made, not misleading.   The SEC has issued to the Company a subpoena for documents and ordered the deposition of Company officers.  The Company is unaware of any of the purported actions and omissions referred to above and is cooperating fully with the SEC’s staff in their investigation.  There has been no change to the Company’s business plan.

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

On August 2, 2013, the Equity Financing Agreement was terminated by US Energy, due to the ineligibility of the Company’s common stock for quotation on the OTCBB.  (See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information” in the 2013 Form 10-K.)  There were no early termination penalties incurred by the Company or US Energy as a result of the termination of the Equity Financing Agreement.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the period ended June 30, 2013, together with notes thereto, which are included in this Report.

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

Results of operates for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012

Expenses

General and administrative expenses for the three months ended June 30, 2013 were $315,254 as compared to $14,602 for the three months ended June 30, 2012. The increase in general and administrative expenses over the comparable three month period can be attributed to increases in consulting expenses, professional fees, and stock compensation expense. General and administrative expenses include accounting costs, consulting fees, leases, employment costs, professional fees, and costs associated with the preparation of disclosure documentation. We expect that general and administrative expenses will remain relatively consistent in future periods, although stock compensation expense will fluctuate based on our stock price and the number of shares awarded, if any.

Other Expense

Interest expense for the three months ended June 30, 2013 increased to $1,011 from $30 for the three months ended June 30, 2012. We expect that interest expense will continue to increase in future periods.

Income Tax Expense (Benefit)

We have a prospective income tax benefit resulting from a net operating loss carry-forward and start-up costs that will offset any future operating profit.

Capital Expenditures

We have spent significant amounts of capital for the period from inception to June 30, 2013, on unproved oil and gas properties.

Liquidity and Capital Resources

We have been in the exploratory stage since inception and have experienced significant changes in liquidity, capital resources, and stockholders’ equity. We have a working capital deficit of $1,105,078 at June 30, 2013. As of June 30, 2013, current assets were $57,841 in cash and prepaid expenses and deposits of $21,556. As of June 30, 2013, total assets were $2,653,803 including current assets, net property and equipment of $55,390, and unproved oil and gas properties of $2,519,016. As of June 30, 2013, current liabilities were $1,184,475, consisting of accounts payable of $30,881, accrued expenses of $42,667, related party payables of $160,927, and current portion of long-term debt of $950,000. Total liabilities were $2,084,475, including current liabilities and long term debt of $900,000, as of June 30, 2013. Total stockholders’ equity was $569,328 as of June 30, 2013.

For the period from inception of our current exploration stage until June 30, 2013, we used cash flow of $250,266 in our operating activities. Cash flow used in operating activities for the three month period ended June 30, 2013, was $79,645 as compared to $0 for the three month period ended June 30, 2012. The change in cash flow used in operating activities can be attributed to the differences in prepaid expenses, accounts payable, accrued expenses, and related party payables over the respective periods. We expect to continue to use cash flow in operating activities until such time as it can generate revenue from operations.

For the period from inception of its current exploration stage until June 30, 2013, our cash flow used in investing activities was $505,343. Cash flow used in investing activities for the respective three month periods ended June 30, 2013 and 2012 was $139,788 and $0, respectively. We expect to use cash flow in investing activities in future periods in connection with the further development of our unproved oil and gas properties.

For the period from inception of its current exploration stage until June 30, 2013, our cash flow provided by financing activities was $813,450. Cash flow provided by financing activities for the respective three month periods ended June 30, 2013 and 2012 was $275,000 and $0, respectively. We expect to continue to rely on cash flow provided by financing activities until such time as we can generate revenue from our operations.

Our current assets are insufficient to conduct exploration and development activities over the next twelve months or to maintain operations. We need a minimum of $1,800,000 in debt or equity financing to fund the exploration of our current oil and gas leases over the next twelve months or to maintain operations. However, we have no commitments or arrangements from any financing sources, though our shareholders are the most likely source of loans or equity placements in order for us to maintain operations. There is no assurance that we will be able to raise the amount of capital that we may seek to support our working capital requirements or for further investment in current and future operations. Our inability to obtain financing to complete our development plan for our leases will have a material adverse effect on our business operations.

We have no intention of paying cash dividends in the foreseeable future.

We have no lines of credit or other bank financing arrangements in place.

We have material commitments to the owners of the Alaskan leases in the form of ongoing future minimum lease payments.

We have no defined benefit plan.

We have no current plans for the purchase or sale of any property or equipment.

We have no current plans to make any changes in the number of employees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management who also serves as the Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective at the end of this period covered by this report to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, and was accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, the Company’s management identified certain material weaknesses and other deficiencies in the Company’s disclosure controls and procedures and the Company has initiated, or plans to initiate, series of certain measures to address these material weaknesses.  The Company is working as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from Risk Factors as previously disclosed in our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as set forth below or previously reported in our Current Reports on Form 8-K, we have not sold any of our equity securities during the period covered by this Report.

On April 16, 2013, we sold 156,128 shares of our common stock for cash proceeds of $100,000. On May 6, 2013, we sold 64,412 shares of our common stock for cash proceeds of $150,000. On May 15, 2013, we sold 80,013 shares of our common stock for cash proceeds of $250,000.

In addition, on June 30, 2013, we issued 90,000 shares of our common stock to three individuals pursuant to their advisory agreements.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.
Item 6.  Exhibits.

31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.
32.1*	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
101.ins*	Instant Document	Furnished herewith.
101.sch*	XBRL Taxonomy Schema Document	Furnished herewith.
101.cal*	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith.
101.def*	XBRL Taxonomy Definition Linkbase Document	Furnished herewith.
101.lab*	XBRL Taxonomy Label Linkbase Document	Furnished herewith.
101.pre*	XBRL Taxonomy Presentation Linkbase Document	Furnished herewith.

* To be filed by an amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Polar Petroleum Corp., a Nevada corporation

Date: August 19, 2013	By:	/s/ Daniel Walker
Daniel Walker President (Principal Executive, Financial and Accounting Officer)