Form 10-Q/A
period 2013-06-30
Polar Petroleum Corp.
filed 2013-08-20
CIK 1520320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Polar Petroleum Corp. (the “Company”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on August 19, 2013.  The Company is filing this amendment to the Form 10-Q (“Form 10-Q/A”) solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the consolidated financial statements and related footnotes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  Except as described above, no other changes have been made to the Form 10-Q, and this Form 10-Q/A does not modify or update any other information in the Form 10-Q.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time the Form 10-Q was filed.

Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II — OTHER INFORMATION

Item 6.  Exhibits.

31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	This exhibit was previously included in the Company’s Quarterly Report on Form 10-Q (File No. 333-174433), filed with the SEC on August 19, 2013, as Exhibit 31.1.
32.1*	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This exhibit was previously included in the Company’s Quarterly Report on Form 10-Q (File No. 333-174433), filed with the SEC on August 19, 2013, as Exhibit 32.1.
101.ins*	Instant Document	Furnished herewith.
101.sch*	XBRL Taxonomy Schema Document	Furnished herewith.
101.cal*	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith.
101.def*	XBRL Taxonomy Definition Linkbase Document	Furnished herewith.
101.lab*	XBRL Taxonomy Label Linkbase Document	Furnished herewith.
101.pre*	XBRL Taxonomy Presentation Linkbase Document	Furnished herewith.

* Information in this Quarterly Report on Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed to be incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Polar Petroleum Corp., a Nevada corporation

Date: August 20, 2013	By:	/s/ Daniel Walker
Daniel Walker President (Principal Executive, Financial and Accounting Officer)