Form 10-Q
period 2013-09-30
Polar Petroleum Corp.
filed 2013-11-12
CIK 1520320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 333-174433

Polar Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	36-4697119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4300 B Street, Suite 505, Anchorage, Alaska 99503
(Address of principal executive offices) (Zip Code) Not applicable (Former Address of principal executive offices)

(907) 561-3001
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐   Yes    ☐   No   (Note:  The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; the registrant has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐   No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒   No

As of November 6, 2013, there were 43,987,828 shares of the issuer's $.001 par value common stock issued and outstanding.

PART II

OTHER INFORMATION

1           FORWARD-LOOKING STATEMENTS

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the prices of oil and gas, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the “2013 Form 10-K”) in the section captioned “Risk Factors” and elsewhere in the 2013 Form 10-K; in our subsequent Current Reports on Form 8-K; and in this Report.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.
POLAR PETROLEUM CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2013	2013
ASSETS	(Unaudited)

Current assets:
Cash	$1,475	2,274
Prepaid expenses	20,233	10,230

Total current assets	21,708	12,504

Property and equipment, net	50,123	60,661
Unproved oil and gas properties, not subject to amortization	2,541,991	1,279,228

Total assets	$2,613,822	1,352,393

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$43,878	28,895
Accrued expenses	33,302	-
Related party payables	60,927	60,927
Current portion of long-term debt	1,850,000	475,000
Total current liabilities	1,988,107	564,822

Related party payables	74,441	-
Long-term debt	-	500,000
Total liabilities	2,062,548	1,064,822

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 700,000,000 shares authorized, 43,862,828 and 43,227,275 shares issued and outstanding, respectively	43,863	43,228
Additional paid-in capital	1,465,787	673,222
Deficit accumulated during the exploration stage	(958,376)	(428,879)
Total stockholders' equity	551,274	287,571
Total liabilities and stockholders' equity	$2,613,822	1,352,393

See accompanying notes to unaudited financial statements.

POLAR PETROLEUM CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2013 and 2012 and Cumulative Amounts

	Three months ended		Six months ended
	September 30,		September 30,		Cumulative
	2013	2012	2013	2012	Amounts

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	181,899	27,749	497,153	49,609	925,381

Loss from operations	(181,899)	(27,749)	(497,153)	(49,609)	(925,381)

Other income (expense):
Interest expense	(30,206)	-	(31,217)	(30)	(32,576)
Loss on currency exchange	(149)	-	(1,127)	-	(419)

	(30,355)	-	(32,344)	(30)	(32,995)

Loss before income taxes	(212,254)	(27,749)	(529,497)	(49,639)	(958,376)

Provision for income taxes	-	-	-	-	-

Net loss	$(212,254)	$(27,749)	$(529,497)	$(49,639)	$(958,376)

Loss per common share -
basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares outstanding - basic and diluted	43,719,621	18,326,805	43,577,900	33,915,000

See accompanying notes to unaudited financial statements.

POLAR PETROLEUM CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended September 30, 2013 and 2012 and Cumulative Amounts

			Cumulative
	2013	2012	Amounts
Cash flows from operating activities:
Net loss	$(529,497)	(49,639)	(958,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and other compensation	181,950	-	359,950
Depreciation and amortization	18,090	142	18,756
(Increase) decrease in:
Prepaids and deposits	(10,003)	-	(20,233)
Increase (decrease) in:
Accounts payable	14,983	5,019	43,878
Accrued expenses	33,302	-	33,302
Related party payables	3,139	-	64,066

Net cash used in operating activities	(288,036)	(44,478)	(458,657)

Cash flows from investing activities:
Acquisition of property and equipment and intangibles	-	(1,709)	(61,327)
Purchase of oil and gas properties	(162,763)	-	(466,991)

Net cash used in investing activities	(162,763)	(1,709)	(528,318)

Cash flows from financing activities:
Issuance of common stock	500,000	-	1,038,450
Proceeds from related party payables	175,000	46,187	175,000
Payments on long-term debt	(225,000)	-	(225,000)

Net cash provided by financing activities	450,000	46,187	988,450

Net increase (decrease) in cash	(799)	-	1,475

Cash, beginning of period	2,274	-	-

Cash, end of period	$1,475	-	1,475

See accompanying notes to unaudited financial statements.

POLAR PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Polar Petroleum Corp. (Polar) (the Company) was incorporated in the State of Nevada on March 22, 2011 as Post Data, Inc.  The Company was previously a development stage company formed for purposes of decommissioning electronic data storage devices for permanent inoperability and unrecoverability of electronic data contained therein.  On July 30, 2012, our management changed and we entered into the oil and gas business to engage in the exploration, development and production of oil and gas properties primarily in the State of Alaska.  The Company has selected March 31 as it fiscal year end.

On August 22, 2012, we formed a wholly-owned subsidiary, Polar Petroleum (AK) Corp. (Polar AK), in the State of Alaska for purposes of operating our oil and gas business in the State of Alaska.

On October 24, 2012, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to change our company name from “Post Data, Inc.” to “Polar Petroleum Corp.” in order to better reflect the change in our business plan to oil and gas exploration, development and production. The effective date of the name change was November 2, 2012.

On October 24, 2012, we also filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes with the Nevada Secretary of State to effect a seven for one forward stock split of our common stock. The certificate of change increased the number of authorized shares of our common stock from 100,000,000 to 700,000,000 and the number of issued and outstanding shares of common stock for shareholders of record as of November 1, 2012, from 5,845,000 shares to 40,915,000 shares.  The effective date of the forward stock split with the Nevada Secretary of State was November 2, 2012. The name change and the forward split took effect in the OTC markets at the open of business on November 6, 2012.

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

POLAR PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Convertible Debts

In accordance with ASC 470-20, the Company calculates the value of any beneficial conversion features embedded in its convertible debts. If the debt is contingently convertible, the intrinsic value of the beneficial conversion feature is not recorded until the debt becomes convertible.

Convertible debts are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debt holders have to convert into ordinary shares of the Company.  If the number of shares that may be required to be issued upon conversion of the convertible debt is indeterminate, the embedded conversion option of the convertible debt is accounted for as a derivative instrument liability rather than equity in accordance with ASC 815-40.

This convertible debt is recorded at face value and is reduced as principal payments are made. A discount has been recorded as a contra account to the convertible debt. The discount (contra account) is amortized to expense over the term of the underlying contract which creates the discount. For presentation purposes, the convertible debt is presented as net of the discount.

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

Note 2 – Going Concern

As of September 30, 2013, the Company’s anticipated revenue generating activities have not begun and the Company has negative cash flows from operations, has incurred significant losses since inception, has negative working capital, and has an accumulated deficit of over $958,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

The Company will require additional funding over the next twelve months in the form of debt or equity financing. However, the Company has no financing in place and has no assurance that it will be able to generate funding sufficient to fund business operations. Unless the Company is able to generate funding in the near term, its ability to continue as a going concern will be in doubt.

POLAR PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Note 3 – Related Party Transactions

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

During the six months ended September 30, 2013 and 2012, the Company recorded $7,552 and $0, respectively, as interest expense due to amortization of the discounts on related party payables (see Note 4).

Note 4 – Related Party Payables

Related party payables consist of the following:

	September 30,	March 31,
	2013	2013

Convertible promissory notes payable - unsecured, maturing between June 2016 and September 2016, including interest at 10%, convertible at no less than	$175,000	-

Cash advances from stockholder - unsecured, non-interest bearing, and due on demand.	60,927	60,927

Accrued interest on related party convertible promissory notes payable	3,139	-

	239,066	60,927
Less unamortized discount	(103,698)	-

	135,368	60,927
Less current portion	(60,927)	(60,927)

	$74,441	-

POLAR PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	September 30,	March 31,
	2013	2013

Promissory note payable – with interest at 10%, secured by oil and gas leases, and due December 2, 2013.	$850,000	975,000

Promissory note payable – with interest at 12%, secured by oil and gas leases, and due December 2, 2013.	1,000,000	-

	1,850,000	975,000
Less current portion	(1,850,000)	(475,000)

	$-	500,000

Note 6 – Common Stock

During the six months ended September 30, 2013, the Company had the following common stock issuances:

•	April 16, 2013 - 156,128 shares for cash received of $100,000.
•	May 6, 2013 - 64,412 shares for cash received of $150,000.
•	May 15, 2013 - 80,013 shares for cash received of $250,000.
•	June 30, 2013 - 90,000 shares for advisory services.
•	July 25, 2013 – 125,000 shares for advisory services.
•	August 28, 2013 – 30,000 shares for advisory services.
•	September 30, 2013 – 90,000 shares for advisory services.

Note 7 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

	2013	2012

Interest	$-	-
Income tax	$-	-

During the six months ended September 30, 2013, the Company:

•	Purchased oil and gas leases in exchange for a promissory note payable in the amount of $1,100,000.

•	Issued 335,000 shares of common stock for advisory services in the amount of $181,950.

POLAR PETROLEUM CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Note 8 – Commitments

Royalties

The Company has royalty commitments ranging from 12.50% to 16.67% to the State of Alaska and an overriding royalty of 4% to the sellers of all oil and gas leases currently held by the Company.

Future Minimum Lease Payments

The Company’s unproved oil and gas properties require annual lease payments. Approximate future minimum lease payments are as follows:

Year	Amount

2014	$206,834
2015	231,766
2016	254,191
2017	261,309
2018	246,270
Thereafter	8,661,564
$9,861,934

Note 9 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued.  Except as noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On October 16, 2013, the Company entered into a $50,000 unsecured related party convertible promissory note payable.  The note bears interest at 10%, is convertible at no less than $0.10 per share of common stock, and all outstanding principal and interest are due on October 15, 2016.

On October 16, 2013, the Company re-negotiated the terms of the promissory notes payable (see Note 5) to extend the repayment terms until December 2, 2013 and was required to pay $25,000 in extension fees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All references in this Form 10-Q to the “Company,” “Polar,” “we,” “us,” or “our” are to Polar Petroleum Corp.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the period ended September 30, 2013, together with notes thereto, which are included in this Report.

Critical Accounting Policy and Estimates.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements for the period ended September 30, 2013, together with notes thereto, which are included in this Quarterly Report.

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

On October 30, 2012, our wholly-owned subsidiary, the Subsidiary entered into a purchase agreement (the “Hemi/Franklin Purchase Agreement”) with Daniel K. Donkel and Samuel H. Cade (together, the “Sellers”) pursuant to which the Subsidiary acquired 100% of the record title of the Sellers to 17 onshore oil and gas leases located in in the North Slope region of the State of Alaska, which include both the Hemi Springs Project and the Franklin Bluffs Project, while reserving a royalty of 16.67% for the State of Alaska and an overriding royalty of 4% for the Sellers, in exchange for a total purchase price of $1,250,000, with $150,000 of the purchase price paid in cash at closing and the remaining $1,100,000 payable under a promissory note from the Subsidiary to the Sellers (the “Hemi/Franklin Promissory Note”).  The Hemi/Franklin Promissory Note was due on October 31, 2014, and bears interest at 0.3% per annum (10% after a default).  We were obligated to pay $125,000.00 (plus accrued interest) every three months for the first twelve months, $100,000 (plus accrued interest) every three months for the 13th through 21st months, and $300,000 (plus accrued interest) by the maturity date.  The more detailed description of the Hemi/Franklin Purchase Agreement and related transactions set forth under the caption “Business—First Purchase of Oil & Gas Leases” in the 2013 Form 10-K is incorporated herein by reference.

An installment payment under the Hemi/Franklin Promissory Note of $125,000.00 (plus accrued interest) was due on July 31, 2013, and a second installment payment of $125,000.00 (plus accrued interest) is due on October 31, 2013.  We requested that the Sellers grant us an extension on these payments.

On October 16, 2013, the Subsidiary entered into an amendment to the Hemi/Franklin Purchase Agreement with the Sellers, under which the Subsidiary will pay a $12,500 non-refundable extension fee, and Sellers will extend, until December 2, 2013, the payment of the installment amounts otherwise due on July 31 and October 31, 2013.  On December 2, 2013, the Subsidiary will be obligated to pay the entire outstanding principal balance due under the Hemi/Franklin Promissory Note, together with all accrued interest thereon, in the total sum of $865,229.

On May 31, 2013, the Subsidiary entered into a purchase agreement (the “North Point Thomson Purchase Agreement”) with the same Sellers to acquire a 100% working interest in twelve offshore oil and gas leases in the property known as the North Point Thomson Property for an aggregate purchase price of $1,100,000, with $100,000 payable at closing and $1,000,000 evidenced by a promissory note from the Subsidiary to the Sellers (the “North Point Thomson Promissory Note”).  Seven of the leases are subject to a 12.5% royalty retained by the State of Alaska and the rest are subject to a royalty of 16.67% retained by the State of Alaska, and all of them carry an overriding royalty of 4% for the Sellers. The North Point Thomson Promissory Note was due on June 14, 2015, and bears interest at 0.3% per annum (12% after a default).  We were obligated to pay $125,000 (plus accrued interest) every three months during the term and on the maturity date.  The more detailed description of the North Point Thomson Purchase Agreement and related transactions set forth under the caption “Business—Second Purchase of Oil & Gas Leases” in the 2013 Form 10-K is incorporated herein by reference.

An installment payment under the North Point Thomson Promissory Note of $125,000 (plus accrued interest) was due on September 14, 2013.  We requested that the Sellers grant us an extension on this payment.

On October 16, 2013, the Subsidiary entered into an amendment to the North Point Thomson Purchase Agreement with the Sellers, under which the Subsidiary will pay a $12,500 non-refundable extension fee, and Sellers will extend, until December 2, 2013, the payment of the installment amount otherwise due on September 14, 2013.  On December 2, 2013, the Subsidiary will be obligated to pay the entire outstanding principal balance due under the North Point Thomson Promissory Note, together with all accrued interest thereon, in the total sum of $1,020,875.

Our Business

We are an exploration stage company focused on exploration, production and development of oil and natural gas in the United States. We currently own interests in certain oil and gas drilling areas and land leases located in the North Slope region of the State of Alaska.

Recent Developments

On October 16, 2013, we entered into amendments to the Hemi/Franklin Purchase Agreement and the North Point Thomson Purchase Agreement and the associated promissory notes, as described above.

Effective September 6, 2013, we issued to US Energy Investments Ltd. (“US Energy”) a convertible promissory note in the principal amount of $75,000 evidencing a loan in that amount received by the Company from US Energy.  The note is due on September 5, 2016, and bears interest at 10% per annum, payable on the maturity date or earlier prepayment.  The Company may prepay all or any portion of the principal amount of the note without penalty.  Subject to a customary 4.99% “blocker” provision, US Energy may convert all or any portion of the outstanding principal amount of the note, together with accrued and unpaid interest thereon to the date of conversion, into shares of common stock of the Company, at a conversion price per share of common stock to be mutually agreed by the Company and US Energy, which in no event shall be less than $0.20 per share.  The note contains customary events of default and acceleration and customary representations by the Company.

Effective October 16, 2013, we issued to US Energy a convertible promissory note in the principal amount of $50,000 evidencing a loan in that amount received by the Company from US Energy.  The note is due on October 15, 2016, and bears interest at 10% per annum, payable on the maturity date or earlier prepayment.  The Company may prepay all or any portion of the principal amount of the note without penalty.  Subject to a customary 4.99% “blocker” provision, US Energy may convert all or any portion of the outstanding principal amount of the note, together with accrued and unpaid interest thereon to the date of conversion, into shares of common stock of the Company, at a conversion price per share of common stock to be mutually agreed by the Company and US Energy, which in no event shall be less than $0.10 per share.  The note contains customary events of default and acceleration and customary representations by the Company.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Results of operations for the six months ended September 30, 2013, as compared to the six months ended September 30, 2012

Net Losses

For the period from inception of our current exploration stage until September 30, 2013 the Company incurred net losses of $958,376. Net losses for the three months ended September 30, 2013 were $212,254 as compared to $27,749 for the three months ended September 30, 2012. Net losses for the six months ended September 30, 2013 were $529,497 as compared to $49,639 for the six months ended September 30, 2012. The increase in net losses over the comparable three and six month periods can be attributed primarily to increases in general and administrative expenses and interest expense over the comparable periods. We expect to continue to operate at a loss through 2014 due to the nature of our exploration and development activities and cannot determine whether we will ever generate revenue from operations.

Expenses

General and administrative expenses for the three months ended September 30, 2013 were $181,899 as compared to $27,749 for the three months ended September 30, 2012. General and administrative expenses for the six months ended September 30, 2013 were $497,153 as compared to $49,609 for the six months ended September 30, 2012. The increase in general and administrative expenses over the comparable three and six month periods can be attributed to increases in consulting expenses, professional fees, and stock compensation expense. General and administrative expenses include accounting costs, consulting fees, leases, employment costs, professional fees, and costs associated with the preparation of disclosure documentation. We expect that general and administrative expenses will remain relatively consistent in future periods, although stock compensation expense will fluctuate based on our stock price and the number of shares awarded, if any.

Other Expense

Interest expense for the three months ended September 30, 2013 increased to $30,206 from $0 for the three months ended September 30, 2012.  Interest expense for the six months ended September 30, 2013 increased to $31,217 from $30 for the six months ended September 30, 2012. We expect that interest expense will continue to increase in future periods.

Income Tax Expense (Benefit)

We have a prospective income tax benefit resulting from a net operating loss carry-forward and start-up costs that will offset any future operating profit.

Capital Expenditures

We have spent significant amounts of capital for the period from inception to September 30, 2013, on unproved oil and gas properties.

Liquidity and Capital Resources

We have been in the exploratory stage since inception and have experienced significant changes in liquidity, capital resources, and stockholders’ equity. We have a working capital deficit of $1,966,399 at September 30, 2013. As of September 30, 2013, current assets were $1,475 in cash and prepaid expenses of $20,233. As of September 30, 2013, total assets were $2,613,822 including current assets, net property and equipment of $50,123, and unproved oil and gas properties of $2,541,991. As of September 30, 2013, current liabilities were $1,988,107, consisting of accounts payable of $43,878, accrued expenses of $33,302, related party payables of $135,368, and current portion of long-term debt of $1,850,000. Total liabilities were $2,062,548, including current liabilities and long term debt of $0, as of September 30, 2013. Total stockholders’ equity was $551,274 as of September 30, 2013.

For the period from inception of our current exploration stage until September 30, 2013, we used cash flow of $458,657 in our operating activities. Cash flow used in operating activities for the six month period ended September 30, 2013, was $288,036 as compared to $44,478 for the six month period ended September 30, 2012. The change in cash flow used in operating activities can be attributed to the differences in prepaid expenses, accounts payable, accrued expenses, and related party payables over the respective periods. We expect to continue to use cash flow in operating activities until such time as it can generate revenue from operations.

For the period from inception of its current exploration stage until September 30, 2013, our cash flow used in investing activities was $528,318. Cash flow used in investing activities for the respective six month periods ended September 30, 2013 and 2012 was $162,763 and $1,709, respectively. We expect to use cash flow in investing activities in future periods in connection with the further development of our unproved oil and gas properties.

For the period from inception of its current exploration stage until September 30, 2013, our cash flow provided by financing activities was $988,450. Cash flow provided by financing activities for the respective six month periods ended September 30, 2013 and 2012 was $450,000 and $46,187, respectively. We expect to continue to rely on cash flow provided by financing activities until such time as we can generate revenue from our operations.

Our current assets are insufficient to meet our oil and gas purchase and lease payments or to conduct exploration and development activities over the next twelve months or to maintain our operations.  Over the next twelve months, we will need to raise a minimum in debt and/or equity financing of $1,900,000 to fund the lease payments and debt on our current oil and gas leases and $600,000 to maintain our operations. This does not include any funds for exploration and development.  At the present time, we do not have funds to make the payments due on the Hemi/Franklin Promissory Note and the North Point Thomson Promissory Note, both due on December 2, 2013, as described above; if we fail to make these payments, the Sellers will have the right to re-assign title to certain of our oil & gas leases to themselves, as described in the 2013 Form 10-K.  However, we have no commitments or arrangements from any financing sources, though our shareholders are the most likely source of loans or equity investments in order for us to maintain operations. There is no assurance that we will be able to raise the amount of capital that we need to support our debt obligations or working capital requirements or for further investment in current and future operations. Our inability to obtain financing to complete our development plan for our leases will have a material adverse effect on our business operations.

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

As discussed in the 2013 Form 10-K, the Company’s management identified certain material weaknesses and other deficiencies in the Company’s disclosure controls and procedures and the Company has initiated, or plans to initiate, series of certain measures to address these material weaknesses.  The Company is working as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The SEC investigation described in Item 3 of the 2013 Form 10-K is continuing.  We have cooperated and will continue to cooperate with the SEC in its investigation, and while we intend to work diligently to resolve any issues with the SEC, there can be no assurance that the SEC or other regulators or third parties will not take further regulatory or legal action against us.  Any such action, and lack of investor confidence resulting therefrom, would have a material adverse effect on the Company, and the liquidity and price of our securities.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors set forth in our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as [set forth below or] previously reported in our Current Reports on Form 8-K, we have not sold any of our equity securities during the period covered by this Report.

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

Polar Petroleum Corp., a Nevada corporation

Date: November 12, 2013	By:	/s/ Daniel Walker
Daniel Walker President (Principal Executive, Financial and Accounting Officer)